Form 10-Q
period 2004-06-30
Petro, Inc.
filed 2004-08-13
CIK 1289836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number

PETRO, INC.

(Exact name of the registrant as specified in its charter)

Delaware	74-1816679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6080 Surety Dr. El Paso, Texas	79905
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (915) 860-4480

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2004, the number of shares outstanding of the registrant’s only class of common stock was 99,500.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRO, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2003	June 30, 2004
Assets
Cash and cash equivalents	$21,907	$2,107

Total current assets	21,907	2,107

Advances due from related party	267,264	274,068
Investment in affiliated entities	581,970	539,892
Leasehold improvements, net	28,195	16,917

Total assets	$899,336	$832,984

Liabilities and Stockholder’s Equity (Deficit)

Current portion of note payable - related party	$69,047	$71,475
Accounts payables and accrued expenses	11,597	1,123
Deferred revenue	1,500	4,500
Due to related party	406,070	503,570

Total current liabilities	488,214	580,668

Note payable - related party	504,581	468,243
Equity in partnership losses in excess of investment	5,804,493	8,251,832

Total long-term liabilities	6,309,074	8,720,075

Total liabilities	6,797,288	9,300,743

Stockholder’s equity (deficit):
Common stock, $.01 par value, 50,000,000 authorized, 99,500 shares issued and outstanding	995	995
Additional paid-in capital	13,395,970	13,395,970
Accumulated deficit	(19,294,917)	(21,864,724)

Total stockholder’s equity (deficit)	(5,897,952)	(8,467,759)

Total liabilities and stockholder’s equity (deficit)	$899,336	$832,984

See accompanying notes to unaudited condensed financial statements.

PETRO, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenue (loss)
Oil and gas income	$3,198	$1,383	$7,151	$3,462
Interest income	62,946	69,229	124,948	137,165
Income (loss) on investment in limited partnership	(140,315)	180,844	(601,084)	(2,376,518)
Equity in net loss of affiliated entities	(1,443)	(10,469)	(2,886)	(11,912)
Other income	—	9,000	244	18,000

Total income (loss)	(75,614)	249,987	(471,627)	(2,229,803)
General and administrative expenses	67,967	57,544	161,359	119,235

Operating income (loss)	(143,581)	192,443	(632,986)	(2,349,038)
Interest expense	10,027	9,646	21,161	19,587

Net income (loss)	$(153,608)	$182,797	$(654,147)	$(2,368,625)

See accompanying notes to unaudited condensed financial statements.

PETRO, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the Six Months Ended June 30, 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
Balances, December 31, 2003	$995	$13,395,970	$(19,294,917)	$(5,897,952)
Net loss	—	—	(2,368,625)	(2,368,625)
Activity from PSC Holdings, LP:
Accrual of preferred return on mandatorily redeemable partnership interests	—	—	(37,253)	(37,253)
Partners’ minimum tax distribution	—	—	(1,615)	(1,615)
Valuation adjustment of contingently redeemable warrants	—	—	(162,314)	(162,314)

Balances, June 30, 2004	$995	$13,395,970	$(21,864,724)	$(8,467,759)

See accompanying notes to unaudited condensed financial statements.

PETRO, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(654,147)	$(2,368,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of affiliated entities	2,886	11,912
Loss on investment in limited partnership	601,084	2,376,518
Interest recorded on accrual of redeemable shares and preferred shares	(120,134)	(130,361)
Depreciation expense	—	11,278
Increase (decrease) from changes in:
Advances due from related party	(4,814)	(6,804)
Accounts payable and accrued expenses	(4,309)	(10,474)
Deferred revenue	—	3,000

Net cash used in operating activities	(179,434)	(113,556)

Cash flows from investing activities:
Partnership advances	—	30,166

Net cash provided by investing activities	—	30,166

Cash flows from financing activities:
Intercompany advances	212,500	97,500
Principal payments on long-term debt	(32,334)	(33,910)

Net cash provided by financing activities	180,166	63,590

Net increase (decrease) in cash and cash equivalents	732	(19,800)
Cash and cash equivalents, beginning of period	1,138	21,907

Cash and cash equivalents, end of period	$1,870	$2,107

Supplemental schedule of noncash investing activities:
Activity from investment in limited partnership recorded directly in retained earnings	$(110,960)	$201,182

See accompanying notes to unaudited condensed financial statements.

PETRO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Nature of Business

Petro, Inc. (the “Company”) owns business interests in certain oil and gas and real estate interests located in the Southwest United States. In addition, the Company owns an interest in Petro Stopping Centers Holdings, L.P. (“Holdings”), a Delaware limited partnership, which, in turn, owns an operating partnership, that operates a nationwide network of truck stopping centers. The Company is a wholly owned subsidiary of Nevada Trio, Inc.

(2) Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

These unaudited condensed financial statements should be read in conjunction with the December 31, 2003 financial statements and notes thereto in the Registration Statement on Form S-4A of Petro Stopping Centers, L.P. (the “Operating Partnership”) and Petro Financial Corporation, filed with the Securities Exchange Commission on June 10, 2004 (the “2003 Financial Statements”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2003 Financial Statements. In the opinion of management of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the condensed financial position of the Company at December 31, 2003 and June 30, 2004, the condensed results of operations for the three and six months ended June 30, 2003 and 2004, changes in stockholder’s equity (deficit) for the six months ended June 30, 2004, and the condensed cash flows for the six months ended June 30, 2003 and 2004. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full calendar year.

(3) Investment in Affiliated Entities and Limited Partnership

The Company has a 20% interest in Hueco Mountain Estates, Inc. (“Hueco”), a 10% interest in Trevino Properties (“Trevino”), a .25% general partnership interest in the Operating Partnership, and a 12.5% combined general and limited partnership interest in Holdings, all of which are accounted for using the equity method. In addition, the Company holds a mandatorily redeemable preferred partnership interest in Holdings. The mandatorily redeemable preferred partnership interests are entitled to cumulative preferred returns of 8% and are subject to mandatory redemption in October 2007. The preferred returns accrue but are only payable in cash if permitted by the Operating Partnership’s then existing debt instruments.

For the three months ended June 30, 2003 and 2004, equity in net loss of affiliated entities includes losses of $5,956 related to Hueco, for both periods, and income of $4,513 for the three months ended June 30, 2003 and losses of $4,513 for the three months ended June 30, 2004 for Trevino. For the six months ended June 30, 2003 and 2004, equity in net loss of affiliated entities includes losses of $11,912 related to Hueco, for both years, and income of $9,026 for Trevino, also for both years. For the three months ended June 30, 2003 and 2004, net income (loss) on investment in limited partnership includes a loss of $140,315 and income of $180,844 related to Holdings, respectively. For the six months ended June 30, 2003 and 2004, net loss on investment in limited partnership includes $601,084 and $2,376,518 related to Holdings, respectively.

(continued)

PETRO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s equity investments at December 31, 2003 and June 30, 2004 are summarized below:

	December 31, 2003	June 30, 2004
Hueco Mountain Estates, Inc.	$464,475	$452,563

Trevino Properties	117,495	87,329
Petro Stopping Centers Holdings, L.P.:
General partnership interest in partnership’s total deficit	(1,568,000)	(1,796,000)
Limited partnership interest in partnership’s total deficit	(7,234,259)	(9,574,659)
Minority interest in partnership’s total deficit	(229,000)	(239,000)
Interest in mandatorily redeemable preferred partnership interests	3,226,766	3,357,827

Equity in Holdings	(5,804,493)	(8,251,832)

Total equity investments	$(5,222,523)	$(7,711,940)

(4) Financial Results and Liquidity

For the three months ended June 30, 2003 and 2004, the Company incurred a net loss of $153,608 and net income of $182,797, respectively, and incurred net losses of $654,147 and $2,368,625 for the six months ended June 30, 2003 and 2004, respectively. Despite these losses, the Company was able to secure operating capital from affiliates. The affiliates have indicated their commitment to provide additional funding for the Company sufficient to satisfy current and future obligations, on an as-needed basis, at least through June 30, 2005.

(5) Commitments and Contingencies

The Company is involved in various litigation incidental to its business for which an estimate of the possible loss or range of loss cannot be made at this time. In the opinion of management, such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information regarding Petro, Inc. (the “Company”) in the Form S-4A Registration Statement of Petro Stopping Centers, L.P. and Petro Financial Corporation, as filed with the Securities Exchange Commission on June 10, 2004 and the condensed financial statements contained in this report, including the notes thereto.

Certain sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. In addition to the factors described in this Form 10-Q, important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements include, among others, the following:

•	the economic condition of the long-haul trucking industry and the U.S. economy in general;

•	competition from other truck stops, convenience stores, fast food retailers, restaurants, and truck maintenance and repair facilities; and

•	environmental regulations.

All statements, other than statements of historical facts included in this Form 10-Q, may be considered forward-looking statements. The forward-looking statements are included in, without limitation, “—Transactions with Related-Parties,” “—Liquidity and Capital Resources,” “—Off-Balance Sheet Arrangements,” “—Results of Operations,” and “—Critical Accounting Policies”. In addition, in the preparation of the financial statements, we make various estimates and assumptions that are by their nature forward-looking statements.

Reporting Format

We own investments in certain oil and gas operations, real estate joint ventures, and our interest in Petro Stopping Centers Holdings, L.P. (“Holdings”) and its related entities. We do not have any employees; we do not own any assets other than the investments in these entities; and, apart from our general partnership interests, we are not otherwise actively engaged in any business.

We have owned a small working interest in two oil and gas wells for over 20 years. Revenues are netted against expenses and are expected to continue to decline year over year. We own approximately 20% of the common stock of Hueco Mountain Estates, Inc. (“Hueco”). Hueco sells land in west Texas for residential use and in most instances carries the sale contract for the benefit of the purchaser. We own a 10% interest in Trevino Properties, a real estate general partnership, which holds undeveloped commercial land for sale in El Paso, Texas.

Effective July 23, 1999, Holdings was formed as a Delaware limited partnership. Certain other partners and we exchanged our interests in Petro Stopping Centers, L.P. (the “Operating Partnership”) for identical interests in Holdings (the “Recapitalization”). As a result of the Recapitalization, we became the sole general partner in both Holdings (1.1%) and the Operating Partnership (0.25%). In addition, we hold an 11% common limited partnership interest in Holdings and a mandatorily redeemable preferred partnership interest. These preferred partnership interests are entitled to cumulative preferred returns of 8% and are subject to mandatory redemption in October 2007. The preferred returns accrue but are only payable in cash if permitted by the Operating Partnership’s then existing debt instruments. At June 30, 2004, we have accrued preferred returns amounting to $1,382,000.

We derive our revenues from:

•	oil and gas activity from drilling interests owned by us;

•	interest income earned on advances from related party;

•	our share of income (loss) from our investments in limited partnerships;

•	our share of income (loss) from our investments in affiliated entities; and

•	other miscellaneous income.

The following table sets forth our total consolidated revenues by major source:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2004		2003		2004
Oil and gas income	$3,198	-4.2%	$1,383	0.5%	$7,151	-1.5%	$3,462	-0.2%
Interest income	62,946	-83.2%	69,229	26.7%	124,948	-26.5%	137,165	-6.2%
Income (loss) on investment in limited partnership	(140,315)	185.5%	180,844	69.8%	(601,084)	127.5%	(2,376,518)	106.7%
Equity in net loss of affiliated entities	(1,443)	1.9%	(10,469)	-0.6%	(2,886)	0.6%	(11,912)	0.1%
Other income	—	0.0%	9,000	3.5%	244	-0.1%	18,000	-0.8%

Total Net Revenues (Loss)	$(75,614)	100.1%	$249,987	99.9%	$(471,627)	99.9%	$(2,229,803)	99.9%

Transactions with Related-Parties

We are a wholly owned subsidiary of Nevada Trio, Inc. Nevada Trio, Inc. files a consolidated tax return that includes our results of operations and other subsidiaries. Additionally, our Chief Executive Officer has significant ownership interests in numerous other entities with which we have transactions.

We believe that all of our existing related-party transactions are on terms comparable to those that could have been received in an arms-length transaction.

Liquidity and Capital Resources

At June 30, 2004, our principal sources of liquidity were:

•	Cash flows used in operations of $113,556 for the six months ended June 30, 2004. The decrease in cash flows used in operations, from $179,434 for the six months ended June 30, 2003, was due primarily to the decrease in general and administrative expenses and the increase in interest income and other income.

•	Cash flows provided by financing activities of $63,590 for the six months ended June 30, 2004. The decrease in cash flows used in financing activities, from $180,166 for the six months ended June 30, 2003, was entirely due to the decrease in intercompany advances.

The following is a summary of our contractual cash obligations as of June 30, 2004:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable to affiliates	$539,718	$71,475	$246,949	$195,819	$25,475
Operating leases	112,500	112,500	—	—	—

Total	$652,218	$183,975	$246,949	$195,819	$25,475

We anticipate having cash requirements for operations and debt service in excess of expected available funds in the amount of $110,000 for the remainder of 2004. Furthermore, ongoing cash requirements will be $134,000 for 2005 and a lesser amount thereafter. Our parent, Nevada Trio, Inc., will provide or make available any necessary funds to meet our obligations.

Off-Balance Sheet Arrangements

Concurrent with the Recapitalization described above, we, together with certain other parties, each entered into an indemnity agreement under which each agreed to indemnify Holdings, the Operating Partnership, and the general and limited partners thereof, for a definitive amount of debt arising out of the Recapitalization. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the Recapitalization under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue Code and the Treasury regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules, as well as other terms and conditions of the indemnity agreements. No demand for payment under the indemnity agreement has been made.

We are a guarantor on a full, joint and several and senior secured basis, of $225,000,000 aggregate principal amount of 9% Senior Secured Notes due 2012, which are more fully described in the Registration Statement filed with the Securities and Exchange Commission on June 10, 2004.

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Overview. Net loss increased for the six months ended June 30, 2004 to $2.4 million compared to a loss of $654,147 for the six months ended June 30, 2003, due to increased losses from our investment in limited partnership. Those losses were due primarily to costs associated with the debt financing by the Operating Partnership and its subsidiary, Petro Financial Corporation during the reporting period. Our income from oil and gas operations declined to $3,462 from $7,151. We recognized a loss of $11,912 related to our investment in Hueco, for both years, and income of $9,026 related to our investment in Trevino Properties for the six months ended June 30, 2003.

Costs and Expenses. General and administrative expenses decreased 26.1% to $119,235 for the six months ended June 30, 2004 compared to $161,359 for the six months ended June 30, 2003 due to reduced property tax expense on previously unoccupied income property.

Interest Expense. Interest expense decreased 7.4% or $1,574 to $19,587 compared to the six months ended June 30, 2003, due primarily to the decrease in interest bearing debt obligations.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Overview. Net income for the three months ended June 30, 2004 increased to $182,797 as compared to a loss of $153,608 for the three months ended June 30, 2003, due primarily to an increase of net revenue to $249,987 for the quarter ended June 30, 2004 from a loss of $75,614 in the quarter ended June 30, 2003 related to our partnership interest in Holdings. Our income from oil and gas operations declined to $1,383 from $3,462. We recognized a loss of $5,956 related to our investment in Hueco, for both periods, and income of $4,513 for the three month periods ended June 30, 2003 and losses of $4,513 for the three months ended June 30, 2004 related to our investment in Trevino Properties.

Costs and Expenses. General and administrative expenses decreased 15.3% to $57,544 for the quarter ended June 30, 2004 compared to $67,967 for the quarter ended June 30, 2003 due mainly to reduced third party rent obligations.

Interest Expense. Interest expense decreased 3.8% or $381 to $9,646 compared to the quarter ended June 30, 2003, due primarily to the decrease in interest bearing debt obligations.

Critical Accounting Policies

The preparation of our condensed financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our unaudited condensed financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 1 in Notes to Financial Statements included in our 2003 Financial Statements for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Investments

The Company’s investments are accounted for using the equity method. The equity method of accounting is used since the ability to exercise significant influence over these entities exists due to the material related party ownership interests in these entities. Oil and gas activity net revenues from drilling interests owned by the Company are recognized when earned. Monthly receipts are the net revenues from certain drilling interests owned by the Company. Income and loss from the Company’s investment in Holdings is recognized based upon its proportionate ownership rights.

Income Taxes

The Company’s parent files a consolidated tax return that includes the results of operations of the Company and other subsidiaries. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax bases of assets and liabilities, except for net operating losses for tax purposes and tax credits. Potential benefits of net operating losses and tax credits resulting from the operations of the Company are not allocated to the Company. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax law and rates on the date of enactment.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standard Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaces the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Non-public companies, such as us, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. We do not believe that the adoption of this revised Interpretation will have a significant impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

As of June 30, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There has been no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in ordinary routine litigation incidental to our operations. Based on the existence of insurance coverage, we believe that any litigation currently pending or threatened against us will not have a material adverse effect on our unaudited consolidated condensed financial position or results of operations.

Item 5. Other Information

We have not adopted a Code of Ethics for our Chief Executive Officer and President and Treasurer and Chief Financial Officer because we are a wholly owned subsidiary of a non-public entity. Considering the size of our Company and its level of business activity, it is management’s judgment that adoption of a Code of Ethics is not warranted.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on page 14 of this Quarterly Report.

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO, INC.
(Registrant)

Date: August 13, 2004	By:	/s/ James A. Cardwell, Jr.
James A. Cardwell, Jr.
Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Registrant’s
Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1(a)	Certificate of Incorporation of Petro, Inc.

3.2(a)	Bylaws of Petro, Inc.

31.1*	Chief Executive Officer and President’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s and Petro Financial Corporation’s Registration Statement on Form S-4A (Registration No. 333-115358), filed on June 10, 2004.

*	Filed herewith