Form 10-Q
period 2004-09-30
Petro, Inc.
filed 2004-11-12
CIK 1289836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number

PETRO, INC.

(Exact name of the registrant as specified in its charter)

Delaware	74-1816679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6080 Surety Dr. El Paso, Texas	79905
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (915) 860-4480

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2004, the number of shares outstanding of the registrant’s only class of common stock was 99,500.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PETRO, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2003	September 30, 2004
Assets

Cash and cash equivalents	$21,907	$15,318

Total current assets	21,907	15,318

Advances due from related party	267,264	277,469
Investment in affiliated entities	581,970	533,936
Leasehold improvements, net	28,195	11,277

Total assets	$899,336	$838,000

Liabilities and Stockholder’s Equity (Deficit)

Current portion of note payable - related party	$69,047	$72,733
Accounts payables and accrued expenses	11,597	2,110
Deferred revenue	1,500	6,000
Due to related party	406,070	593,570

Total current liabilities	488,214	674,413

Note payable - related party	504,581	449,580
Equity in partnership losses in excess of investment	5,804,493	8,046,937

Total liabilities	6,797,288	9,170,930

Stockholder’s equity (deficit):
Common stock, $.01 par value, 50,000,000 authorized, 99,500 shares issued and outstanding	995	995
Additional paid-in capital	13,395,970	13,395,970
Accumulated deficit	(19,294,917)	(21,729,895)

Total stockholder’s equity (deficit)	(5,897,952)	(8,332,930)

Total liabilities and stockholder’s equity (deficit)	$899,336	$838,000

See accompanying notes to unaudited condensed financial statements.

PETRO, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenue (loss)
Oil and gas income	$1,147	$1,916	$8,298	$5,378
Interest income	64,180	70,545	189,128	207,711
Income (loss) on investment in limited partnership	(456)	156,590	(601,540)	(2,219,928)
Equity in net loss of affiliated entities	(1,444)	(5,956)	(4,330)	(17,868)
Other income	6,000	9,000	6,244	27,000

Total income (loss)	69,427	232,095	(402,200)	(1,997,707)

General and administrative expenses	54,689	69,084	216,049	188,319

Operating income (loss)	14,738	163,011	(618,249)	(2,186,026)

Interest expense	10,129	9,344	31,290	28,930

Net income (loss)	$4,609	$153,667	$(649,539)	$(2,214,956)

See accompanying notes to unaudited condensed financial statements.

PETRO, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
Balances, December 31, 2003	$995	$13,395,970	$(19,294,917)	$(5,897,952)
Net loss	—	—	(2,214,956)	(2,214,956)
Activity from PSC Holdings, LP:
Accrual of preferred return on mandatorily redeemable partnership interests	—	—	(56,322)	(56,322)
Partners’ minimum tax distribution	—	—	(1,386)	(1,386)
Valuation adjustment of contingently redeemable warrants	—	—	(162,314)	(162,314)

Balances, September 30, 2004	$995	$13,395,970	$(21,729,895)	$(8,332,930)

See accompanying notes to unaudited condensed financial statements.

PETRO, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(649,539)	$(2,214,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of affiliated entities	4,330	17,868
Loss on investment in limited partnership	601,540	2,219,928
Interest recorded on accrual of redeemable shares and preferred shares	(182,202)	(197,506)
Depreciation expense	—	16,918
Increase (decrease) from changes in:
Advances due from related party	(6,925)	(10,205)
Accounts payable and accrued expenses	1,473	(9,487)
Deferred revenue	—	4,500

Net cash used in operating activities	(231,323)	(172,940)

Cash flows from investing activities:
Additions to leasehold improvements	(33,834)	—
Partnership advances	—	30,166

Net cash provided by (used in) investing activities	(33,834)	30,166

Cash flows from financing activities:
Intercompany advances	310,000	187,500
Principal payments on long-term debt	(48,953)	(51,315)

Net cash provided by financing activities	261,047	136,185

Net decrease in cash and cash equivalents	(4,110)	(6,589)

Cash and cash equivalents, beginning of period	4,263	21,907

Cash and cash equivalents, end of period	$153	$15,318

Supplemental schedule of noncash investing activities:
Activity from investment in limited partnership recorded directly in retained earnings	$327,880	$220,022

See accompanying notes to unaudited condensed financial statements.

PETRO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Nature of Business

Petro, Inc. (the “Company”) owns business interests in certain oil and gas and real estate interests located in the Southwest United States. In addition, the Company owns an interest in Petro Stopping Centers Holdings, L.P. (“Holdings”), a Delaware limited partnership, which, in turn, owns an operating partnership that operates a nationwide network of truck stopping centers. The Company is a wholly owned subsidiary of Nevada Trio, Inc.

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

These unaudited condensed financial statements should be read in conjunction with the December 31, 2003 financial statements and notes thereto in the Registration Statement on Form S-4A of Petro Stopping Centers, L.P. (the “Operating Partnership”) and Petro Financial Corporation, filed with the Securities and Exchange Commission on June 10, 2004 (the “2003 Financial Statements”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2003 Financial Statements. In the opinion of management of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the condensed financial position of the Company at December 31, 2003 and September 30, 2004, the condensed results of operations for the three and nine months ended September 30, 2003 and 2004, changes in stockholder’s equity (deficit) for the nine months ended September 30, 2004, and the condensed cash flows for the nine months ended September 30, 2003 and 2004. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full calendar year.

(3) Investment in Affiliated Entities and Limited Partnership

The Company has a 20% interest in Hueco Mountain Estates, Inc. (“Hueco”), a 10% interest in Trevino Properties (“Trevino”), a .25% general partnership interest in the Operating Partnership, and a 12.5% combined general and limited partnership interest in Holdings, all of which are accounted for using the equity method. In addition, the Company holds a mandatorily redeemable preferred partnership interest in Holdings. The mandatorily redeemable preferred partnership interest is entitled to cumulative preferred returns of 8% and is subject to mandatory redemption in October 2007. The preferred returns accrue but are only payable in cash if permitted by the Operating Partnership’s then existing debt instruments.

For the three months ended September 30, 2003 and 2004, equity in net loss of affiliated entities includes losses of $5,956 related to Hueco, for both periods, and income of $4,512 for Trevino, for the three months ended September 30, 2003. For the nine months ended September 30, 2003 and 2004, equity in net loss of affiliated entities includes losses of $17,868 related to Hueco, for both years, and income of $13,538 for Trevino, for the nine months ended September 30, 2003. For the three months ended September 30, 2003 and 2004, net income (loss) on investment in limited partnership includes a loss of $456 and income of $156,590 related to Holdings, respectively. For the nine months ended September 30, 2003 and 2004, net loss on investment in limited partnership includes $601,540 and $2,219,928 related to Holdings, respectively.

(continued)

PETRO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s equity investments at December 31, 2003 and September 30, 2004 are summarized below:

	December 31, 2003	September 30, 2004
Hueco Mountain Estates, Inc.	$464,475	$446,607

Trevino Properties	117,495	87,329
Petro Stopping Centers Holdings, L.P.:
General partnership interest in partnership’s total deficit	(1,568,000)	(1,785,000)
Limited partnership interest in partnership’s total deficit	(7,234,259)	(9,456,907)
Minority interest in partnership’s total deficit	(229,000)	(230,000)
Interest in mandatorily redeemable preferred partnership interests	3,226,766	3,424,970

Equity in Holdings	(5,804,493)	(8,046,937)

Total equity investments	$(5,222,523)	$(7,513,001)

(4) Financial Results and Liquidity

For the three months ended September 30, 2003 and 2004, the Company incurred net income of $4,609 and $153,667 respectively, and incurred net losses of $649,539 and $2,214,956 for the nine months ended September 30, 2003 and 2004, respectively. Despite these losses, the Company was able to secure operating capital from affiliates. The affiliates have indicated their commitment to provide additional funding for the Company sufficient to satisfy current and future obligations, on an as-needed basis, at least through September 30, 2005.

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

Reporting Format

We own investments in certain oil and gas operations, real estate joint ventures, and our interest in Petro Sopping Centers Holdings, L.P. (“Holdings”) and its related entities. We do not have any employees; we do not own any assets other than the investments in these entities; and, apart from our general partnership interests, we are not otherwise actively engaged in any business.

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

Effective July 23, 1999, Holdings was formed as a Delaware limited partnership. Certain other partners and we exchanged our interests in Petro Stopping Centers, L.P. (the “Operating Partnership”) for identical interests in Holdings (the “Recapitalization”). As a result of the Recapitalization, we became the sole general partner in both Holdings (1.1%) and the Operating Partnership (0.25%). In addition, we hold an 11% common limited partnership interest in Holdings and a mandatorily redeemable preferred partnership interest. The mandatory redeemable preferred partnership interest is entitled to cumulative preferred returns of 8% and is subject to mandatory redemption in October 2007. The preferred returns accrue but are only payable in cash if permitted by the Operating Partnership’s then existing debt instruments. At September 30, 2004, we have accrued preferred returns amounting to $1,547,123.

We derive our revenues from:

•	oil and gas activity from drilling interests owned by us;

•	interest income earned on advances from related party;

•	our share of income (loss) from our investments in limited partnerships;

•	our share of income (loss) from our investments in affiliated entities; and

•	other miscellaneous income.

The following table sets forth our total consolidated revenues by major source:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		2003		2004
Oil and gas income	$1,147	1.7%	$1,916	0.8%	$8,298	-2.1%	$5,378	-0.3%
Interest income	64,180	92.5%	70,545	30.4%	189,128	-47.0%	207,711	-10.4%
Income (loss) on investment in limited partnership	(456)	-0.7%	156,590	67.5%	(601,540)	149.6%	(2,219,928)	111.2%
Equity in net loss of affiliated entities	(1,444)	-2.1%	(5,956)	-2.6%	(4,330)	1.1%	(17,868)	0.9%
Other income	6,000	8.6%	9,000	3.9%	6,244	-1.6%	27,000	-1.4%

Total Net Revenues (Loss)	$69,427	100.0%	$232,095	100.0%	$(402,200)	100.0%	$(1,997,707)	100.0%

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

Liquidity and Capital Resources

At September 30, 2004, our principal sources of liquidity were:

•	Cash flows used in operations of $172,940 for the nine months ended September 30, 2004. The decrease in cash flows used in operations, from $231,323 for the nine months ended September 30, 2003, was due primarily to the decrease in general and administrative expenses and the increase in interest income and other income.

•	Cash flows provided by financing activities of $136,185 for the nine months ended September 30, 2004. The decrease in cash flows used in financing activities, from $261,047 for the nine months ended September 30, 2003, was entirely due to our repayments on our debt and the decrease in intercompany advances.

The following is a summary of our contractual cash obligations as of September 30, 2004:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$522,313	$72,733	$161,621	$185,832	$102,127
Operating leases	75,000	75,000	—	—	—

Total	$597,313	$147,733	$161,621	$185,832	$102,127

We anticipate having cash requirements for operations and debt service in excess of expected available funds in the amount of $55,000 for the remainder of 2004. Furthermore, ongoing cash requirements will be $134,000 for 2005 and a lesser amount thereafter. Our parent, Nevada Trio, Inc., will provide or make available any necessary funds to meet our obligations.

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

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Overview. Net loss increased for the nine months ended September 30, 2004 to $2.2 million compared to a loss of $649,539 for the nine months ended September 30, 2003, due to increased losses from our investment in limited partnership. Those losses were due primarily to costs associated with the debt financing by the Operating Partnership and its subsidiary, Petro Financial Corporation during the reporting period. Our income from oil and gas operations declined to $5,378 from $8,298. We recognized a loss of $17,868 related to our investment in Hueco, for both years, and income of $13,538 related to our investment in Trevino Properties for the nine months ended September 30, 2003.

Costs and Expenses. General and administrative expenses decreased 12.8% to $188,319 for the nine months ended September 30, 2004 compared to $216,049 for the nine months ended September 30, 2003 due to reduced property tax expense on previously unoccupied income property.

Interest Expense. Interest expense decreased 7.5% or $2,360 to $28,930 compared to the nine months ended September 30, 2003, due primarily to the decrease in interest bearing debt obligations.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Overview. Net income for the three months ended September 30, 2004 increased to $153,667 as compared to income of $4,609 for the three months ended September 30, 2003, due primarily to an increase of net revenue to $232,095 for the quarter ended September 30, 2004 from income of $69,427 in the quarter ended September 30, 2003 related to our partnership interest in Holdings. Our income from oil and gas operations increased to $1,916 from $1,147. We recognized a loss of $5,956 related to our investment in Hueco, for both periods, and income of $4,512 related to our investment in Trevino Properties for the three months ended September 30, 2003.

Costs and Expenses. General and administrative expenses increased 26.3% to $69,084 for the quarter ended September 30, 2004 compared to $54,689 for the quarter ended September 30, 2003 due mainly to increased professional fees.

Interest Expense. Interest expense decreased 7.8% or $785 to $9,344 compared to the quarter ended September 30, 2003, due primarily to the decrease in interest bearing debt obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

As of September 30, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There has been no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

31.1	Chief Executive Officer and President’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO, INC.
(Registrant)

Date: November 12, 2004	By:	/s/ James A. Cardwell, Jr.
James A. Cardwell, Jr.
Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Registrant’s
Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1 (a)	Certificate of Incorporation of Petro, Inc.

3.2 (a)	Bylaws of Petro, Inc.

31.1*	Chief Executive Officer and President’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s and Petro Financial Corporation’s Registration Statement on Form S-4A (Registration No. 333-115358), filed on June 10, 2004.
*	Filed herewith