Form 10-K
period 2004-12-31
Petro, Inc.
filed 2005-03-31
CIK 1289836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number

PETRO, INC.

(Exact name of each registrant as specified in its charter)

Texas	74-1816679
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

6080 Surety Drive El Paso, Texas	79905
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (915) 860-4480

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2004, the number of shares outstanding of the registrant’s only class of common stock was 99,500.

Forward Looking Statements

Certain sections of this Form 10-K, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. In addition to the factors described in this Form 10-K, important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements include, among others, the following:

•	the economic condition of the long-haul trucking and real estate industry and the U.S. economy in general;

•	competition from other truck stops, convenience stores, fast food retailers, restaurants, and truck maintenance and repair facilities; and

•	environmental regulations.

All statements, other than statements of historical facts included in this Form 10-K, may be considered forward-looking statements.

PART I

Item 1. Business

Petro, Inc.

In December 1974, we were formed as a Texas corporation. We own investments in certain oil and gas operations and real estate joint ventures located in the Southwest United States. In addition, we own an interest in Petro Stopping Centers Holdings, L.P. (“Holdings”), a Delaware limited partnership, which, in turn, owns an operating partnership that operates a nationwide network of truck stopping centers. We are a wholly owned subsidiary of Nevada Trio, Inc.

Oil and Gas

We have owned a small working interest in two oil and gas wells for over 20 years. Revenues are netted against expenses and are expected to continue to decline year over year.

Real Estate Joint Venture

We own approximately 20% of common stock of Hueco Mountain Estates, Inc. (“Hueco”). Hueco sells land in west Texas for residential use and in most instances carries the sale contract for the benefit of the purchaser. We own a 10% interest in Trevino Properties (“Trevino”), a real estate general partnership, which holds undeveloped commercial land for sale in El Paso, Texas.

Investments

On July 23, 1999, we and certain other parties exchanged our interests in Petro Stopping Centers, L.P. (the “Operating Partnership”) for identical interests in Holdings and became owners of Holdings. At this time, we became the sole general partner in both Holdings (1.1%) and the Operating Partnership (0.25%). In addition, we hold an 11% common limited partnership interest and mandatorily redeemable preferred partnership interests in Holdings. The mandatorily redeemable preferred partnership interests of $3,490,069 are entitled to cumulative preferred returns of 8% and are subject to mandatory redemption in October 2008. The preferred returns accrue but are only payable in cash if permitted by the Operating Partnership’s then existing debt instruments. At December 31, 2003 and 2004, we had accrued preferred returns on the mandatorily redeemable preferred partnership interest amounting to $1,351,369 and $1,614,672, respectively.

In early 2004, the Operating Partnership and Holdings completed their 2004 Refinancing Transactions in which both companies refinanced substantially all of their existing indebtedness.

We do not own any assets other than the investments in Hueco, Trevino, Holdings, and the Operating Partnership; and apart from our general partnership interests, we are not otherwise actively engaged in any business.

Employees

We do not conduct any operations and therefore we do not have any employees.

Item 2. Properties

We lease commercial space under an operating lease based on a fixed charge. Total rent expense amounted to $150,000 for each of the years ending December 31, 2002, 2003, and 2004.

Item 3. Legal Proceedings

We are involved in various litigation incidental to our business for which an estimate of the possible loss or range of loss cannot be made at this time. In our opinion, such proceedings will not have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market of Registrant’s Common Equity and Related Stockholder Matters

We are a wholly owned subsidiary of Nevada Trio, Inc. Consequently, there is no established trading market for our equity.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with both “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and notes thereto included in Item 8. The selected financial data as of and for the year ended December 31, 2000 has been derived from our unaudited financial statements, while the financial data as of and for the years ended December 31, 2001, 2002, 2003, and 2004, have been derived from our audited financial statements. In the opinion of management, the unaudited and audited financial data contain all adjustments necessary to present fairly the selected historical financial data.

SELECTED HISTORICAL FINANCIAL DATA

	For the Years Ended December 31,
	2000	2001	2002	2003	2004
	(unaudited)	(unaudited)
Income Statement Data:
Revenue (loss):
Oil and gas income	$25,134	$20,674	$13,924	$10,274	$8,772
Management fee income	135,500	—	—	—	—
Interest income	192,395	208,094	227,062	243,439	265,989
Loss on investment in limited partnerships	(226,726)	(1,725,132)	(814,895)	(939,623)	(1,847,352)
Equity in net income (loss) of affiliate	87,905	44,288	(21,552)	(5,772)	(3,218)
Other income	—	2,524	—	15,244	36,000

Total revenue (loss)	214,208	(1,449,552)	(595,461)	(676,438)	(1,539,809)

General and administrative expenses	561,368	228,830	231,710	295,302	258,477

Operating loss	(347,160)	(1,678,382)	(827,171)	(971,740)	(1,798,286)

Interest income	45,597	9,944	10,299	8,188	13,464
Interest expense	—	(51,008)	(46,960)	(42,619)	(37,967)

Net loss	$(301,563)	$(1,719,446)	$(863,832)	$(1,006,171)	$(1,822,789)

Balance Sheet Data:
(at end of period)
Total assets	$1,923,598	$1,764,656	$879,582	$899,336	$837,360
Total debt	754,013	698,029	637,998	573,628	504,603
Equity in partnership losses in excess of investment	2,343,426	3,564,475	4,670,446	5,804,493	7,787,259
Stockholder’s equity (deficit) and comprehensive loss	(1,216,444)	(2,679,107)	(4,453,917)	(5,897,952)	(8,122,146)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$(770,639)	$(251,721)	$(254,528)	$(313,971)	$(234,350)
Investing activities	833,633	85,365	(3,100)	(5,334)	30,166
Financing activities	(2,860)	106,593	255,678	336,948	184,050

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanation of Reporting Format

We own investments in certain oil and gas operations, real estate joint ventures, and our interests in Holdings and its related entities. We do not have any employees; we do not own any assets other than the investments in these entities; and, apart from our general partnership interests, we are not otherwise actively engaged in any business.

We have owned a small working interest in two oil and gas wells for over 20 years. Revenues are netted against expenses and are expected to continue to decline year after year. We own approximately 20% of the common stock of Hueco. Hueco sells land in west Texas for residential use and in most instances carries the sale contract for the benefit of the purchaser. We own a 10% interest in Trevino, a real estate general partnership, which holds undeveloped commercial land for sale in El Paso, Texas.

Effective July 23, 1999, Holdings was formed as a Delaware limited partnership. Certain other partners and we exchanged our interests in the Operating Partnership for identical interests in Holdings. As a result of the Recapitalization, we became the sole general partner in both Holdings (1.1%) and the Operating Partnership (0.25%). In addition, we hold an 11% common limited partnership interest and mandatorily redeemable preferred partnership interests in Holdings. The mandatorily redeemable preferred partnership interests are entitled to cumulative preferred returns of 8% and are subject to mandatory redemption in October 2008. The preferred returns accrue, but are only payable in cash if permitted by the Operating Partnership’s and Holding’s then existing debt instruments. At December 31, 2003 and 2004, we have accrued preferred returns amounting to $1,351,369 and $1,614,672, respectively.

We derive our revenues from:

•	oil and gas drilling interests owned by us;

•	interest income earned on advances from a related party;

•	our share of income (loss) from our investments in limited partnerships;

•	our share of income (loss) from our investments in affiliated entities; and

•	sublease income.

The following table sets forth our total loss by major source:

	For the Years Ended December 31,
	2002		2003		2004
Oil and gas income	$13,924	2.3%	$10,274	1.5%	$8,772	0.5%
Interest income	227,062	38.1%	243,439	36.0%	265,989	17.3%
Loss on investment in limited partnerships	(814,895)	-136.8%	(939,623)	-138.9%	(1,847,352)	-119.9%
Equity in net loss of affiliated entities	(21,552)	-3.6%	(5,772)	-0.9%	(3,218)	-0.2%
Other income	—	0.0%	15,244	2.3%	36,000	2.3%

Total revenue (loss)	$(595,461)	-100.0%	$(676,438)	-100.0%	$(1,539,809)	-100.0%

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue (Loss). Net loss increased for the year ended December 31, 2004 to $1.8 million compared to a loss of $1.0 million for the year ended December 31, 2003, due to increased losses from our investment in limited partnerships. Those losses were due primarily to costs associated with the debt refinancing by the Operating Partnership and Holdings during the reporting period. Our income from oil and gas operations declined to $8,772 from $10,274. We recognized losses of $22,960 and $23,824 related to our investment in Hueco for the years ended December 31, 2004 and 2003, respectively, and recognized income of $19,742 and $18,052 related to our investment in Trevino for the years ended December 31, 2004 and December 31, 2003, respectively.

General and Administrative Expenses. General and administrative expenses decreased 12.5% to $258,477 for the year ended December 31, 2004 compared to $295,302 for the year ended December 31, 2003 due to reduced property tax expense on previously unoccupied income property.

Interest Expense. Interest expense decreased 10.9% or $4,652 to $37,967 compared to the year ended December 31, 2003, due primarily to the decrease in interest bearing debt obligations.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue (Loss). Net loss increased for the year ended December 31, 2003 to $1.0 million compared to a loss of $864,000 for the year ended December 31, 2002, due to increased losses from our investment in limited partnerships. Our income from oil and gas operations declined to $10,274 from $13,924. We recognized a loss of $23,824 and $13,963 related to our investment in Hueco for the years ended December 31, 2003 and 2002, respectively, and recognized income of $18,052 and a loss of $7,589 related to our investment in Trevino for the year ended December 31, 2003 and December 31, 2002, respectively.

General and Administrative Expenses. General and administrative expenses increased 27.4% to $295,302 for the year ended December 31, 2003 compared to $231,710 for the year ended December 31, 2002 due mainly to increased professional fees.

Interest Expense. Interest expense decreased 9.2% or $4,341 to $42,619 compared to the year ended December 31, 2002, due primarily to the decrease in interest bearing debt obligations.

Liquidity and Capital Resources

Our principal sources of liquidity are:

•	Cash flows used in operations were $254,528, $313,971, and $234,350 in 2002, 2003, and 2004, respectively. These fluctuations were due to variations in general and administrative expenses, in addition to increased interest income and other income for the years ended December 31, 2003 and 2004; and

•	Cash flows provided by financing activities were $255,678, $336,948, and $184,050 in 2002, 2003, and 2004, respectively. These fluctuations were due to our borrowings on intercompany advances and repayments on our debt.

The following is a summary of our contractual obligations as of December 31, 2004:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (including interest)	$606,288	$106,992	$213,984	$213,984	$71,328
Operating leases	37,500	37,500	—	—	—

Total	$643,788	$144,492	$213,984	$213,984	$71,328

We anticipate having cash requirements for operations and debt service in excess of expected available funds in the amount of $134,000 through 2005, and a lower amount thereafter. Our parent, Nevada Trio, Inc., will provide or make available any necessary funds to meet our obligations.

Off-Balance Sheet Arrangements

Concurrent with the 2004 Refinancing Transactions described above, we, together with certain other parties, each entered into an indemnity agreement under which each agreed to indemnify Holdings, the Operating Partnership, and the general and limited partners thereof, for a definitive amount of debt arising out of the 2004 Refinancing Transactions. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the 2004 Refinancing Transactions under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue Code and the Treasury regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules. No demand for payment under the indemnity agreement has been made.

We are a guarantor on a full, joint and several and senior secured basis, of $225,000,000 aggregate principal amount of 9% Senior Secured Notes due 2012 and of $61,300,000 aggregate principal amount of Senior Secured Credit Facilities due 2008, which were issued by the Operating Partnership. Payments would be due if the Operating Partnership were to become insolvent and/or entered into default of any debt covenant or indenture. No collateral secures our guarantee.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 of notes to financial statements included herein for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

Income Taxes

Our parent files a consolidated tax return that includes our and other subsidiaries results of operations. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax bases of assets and liabilities, except for net operating losses for tax purposes and tax credits. Potential benefits of net operating losses and tax credits resulting from our operations are not allocated to us. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax law and rates on the date of enactment.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaces the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Non-public companies, such as us, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. We do not believe that the adoption of this revised Interpretation will have a significant impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2003 and 2004, the carrying amounts of certain financial instruments employed by us, including cash and cash equivalents, investment in affiliated entities, accounts payable, advances due from/amounts due to related party, and related party note payable are representative of fair value because of the short-term maturity of these instruments.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31:

	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt
Fixed rate	$573,628	$573,628	$504,603	$504,603
Average interest rate	7.0%	—	7.0%	—

Item 8. Financial Statements and Supplementary Data

PETRO, INC.

BALANCE SHEETS

	December 31, 2003	December 31, 2004
Assets
Cash and cash equivalents	$21,907	$1,773

Total current assets	21,907	1,773

Prepaid expenses	—	638
Advances due from related party	267,264	280,726
Investment in affiliated entities	581,970	548,586
Leasehold improvements, net	28,195	5,637

Total assets	$899,336	$837,360

Liabilities and Stockholder’s Equity (Deficit)

Current portion of note payable - related party	$69,047	$74,014
Accounts payable and accrued expenses	11,597	1,000
Deferred revenue	1,500	7,500
Due to related party	406,070	659,144

Total current liabilities	488,214	741,658

Note payable - related party	504,581	430,589
Equity in partnership losses in excess of investment	5,804,493	7,787,259

Total liabilities	6,797,288	8,959,506

Stockholder’s equity (deficit)
Common stock, $.01 par value, 50,000,000 authorized, 99,500 shares issued and outstanding	995	995
Additional paid-in capital	13,395,970	13,395,970
Accumulated deficit	(19,294,917)	(21,519,111)

Total stockholder’s equity (deficit)	(5,897,952)	(8,122,146)

Total liabilities and stockholder’s equity (deficit)	$899,336	$837,360

See accompanying notes to financial statements.

PETRO, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Revenue (loss)
Oil and gas income	$13,924	$10,274	$8,772
Interest income	227,062	243,439	265,989
Loss on investment in limited partnerships	(814,895)	(939,623)	(1,847,352)
Equity in net loss of affiliated entities	(21,552)	(5,772)	(3,218)
Other income	—	15,244	36,000

Total loss	(595,461)	(676,438)	(1,539,809)

General and administrative expenses	231,710	295,302	258,477

Operating loss	(827,171)	(971,740)	(1,798,286)
Interest income	10,299	8,188	13,464
Interest expense	(46,960)	(42,619)	(37,967)

Net loss	$(863,832)	$(1,006,171)	$(1,822,789)

See accompanying notes to financial statements.

PETRO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2001		$995	$13,395,970	$(16,509,272)	$(20,534)	$(3,132,841)
Net loss	$(863,832)			(863,832)		(863,832)
Activity from PSC Holdings, LP:
Comprehensive loss - net unrealized changes in cash flow hedging derivative	(36,562)				(36,562)	(36,562)
Accrual of preferred return on mandatorily redeemable partnership interests				(443,788)		(443,788)
Partner’s minimum tax distributions				(1,730)		(1,730)
Valuation adjustment of contingently redeemable warrants				24,836		24,836

Comprehensive loss	$(900,394)

Balances, December 31, 2002		$995	$13,395,970	$(17,793,786)	$(57,096)	$(4,453,917)
Net loss	$(1,006,171)			(1,006,171)		(1,006,171)
Activity from PSC Holdings, LP:
Comprehensive loss - net unrealized changes in cash flow hedging derivative	57,096				57,096	57,096
Accrual of preferred return on mandatorily redeemable partnership interests				(492,307)		(492,307)
Partner’s minimum tax distributions				(2,653)		(2,653)

Comprehensive loss	$(949,075)

Balances, December 31, 2003		$995	$13,395,970	$(19,294,917)	$—	$(5,897,952)
Net loss	$(1,822,789)			(1,822,789)		(1,822,789)
Activity from PSC Holdings, LP:
Accrual of preferred return on mandatorily redeemable partnership interests				(76,794)		(76,794)
Partner’s minimum tax distributions				910		910
Valuation adjustment of contingently redeemable warrants				(325,521)		(325,521)

Comprehensive loss	$(1,822,789)

Balances, December 31, 2004		$995	$13,395,970	$(21,519,111)	$—	$(8,122,146)

See accompanying notes to financial statements.

PETRO, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Cash flows from operating activities
Net loss	$(863,832)	$(1,006,171)	$(1,822,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of affiliated entities	21,552	5,772	3,218
Loss on investment in limited partnerships	814,895	939,623	1,847,352
Interest recorded on accrual of redeemable shares and preferred shares	(227,062)	(243,439)	(265,989)
Depreciation expense	—	5,639	22,557
Increase (decrease) from changes in:
Prepaid assets	2,085	—	(638)
Intercompany receivable	88	—	—
Advances due from related party	(10,299)	(8,188)	(13,462)
Accounts payable and accrued expenses	8,045	(8,707)	(10,599)
Deferred revenue	—	1,500	6,000

Net cash used in operating activities	(254,528)	(313,971)	(234,350)

Cash flows from investing activities
Additions to leasehold improvements	—	(33,834)	—
Partnership advances	(3,100)	—	—
Partnership withdrawal	—	28,500	30,166

Net cash provided by (used in) investing activities	(3,100)	(5,334)	30,166

Cash flows from financing activities
Intercompany advances	315,709	401,319	253,074
Principal payments on long-term debt	(60,031)	(64,371)	(69,024)

Net cash provided by financing activities	255,678	336,948	184,050

Net increase (decrease) in cash and cash equivalents	(1,950)	17,643	(20,134)
Cash and cash equivalents, beginning of period	6,214	4,264	21,907

Cash and cash equivalents, end of period	$4,264	$21,907	$1,773

Supplemental schedule of non-cash investing and financing activities:
Activity from investment in limited partnership recorded directly to retained earnings	$457,244	$437,864	$401,405

Reduction of intercompany payable in connection with transfer of land	$473,458	$—	$—

See accompanying notes to financial statements.

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Company Formation and Description of Business

Company Formation

Petro, Inc. (the “Company”) owns investments in certain oil and gas operations and real estate joint ventures located in the Southwest United States. In addition, the Company owns an interest in Petro Stopping Centers Holdings, L.P. (“Holdings”), a Delaware limited partnership, which, in turn, owns an operating partnership that operates a nationwide network of truck stopping centers. The Company is a wholly owned subsidiary of Nevada Trio, Inc.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties and all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Cash equivalents at December 31, 2003 and 2004 totaled $21,907 and $1,773, respectively.

Investments

A 20% interest in Hueco Mountain Estates, Inc. (“Hueco”), a 10% interest in Trevino Properties (“Trevino”), a 0.25% general partner interest in Petro Stopping Centers, L.P. (the “Operating Partnership”), and 12.1% general and limited partner interests in Holdings are accounted for using the equity method. The equity method of accounting is used since the ability to exercise significant influence over these entities exists due to the material related party ownership interests in these entities. Trevino is a joint venture in the form of a general partnership.

Income Taxes

Nevada Trio, Inc., the Company’s parent, files a consolidated tax return that includes the results of operations of the Company and other subsidiaries. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax bases of assets and liabilities, except for net operating losses for tax purposes and tax credits. Potential benefits of net operating losses and tax credits resulting from the operations of the Company are not allocated to the Company. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax law and rates on the date of enactment.

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

Leasehold improvements

Leasehold improvements are stated at acquisition cost. Depreciation is computed by the straight-line method. Improvements to leased property are depreciated over the lesser of the life of the lease or life of the improvements.

Revenue recognition

Oil and gas activity net revenues from drilling interests owned by the Company are recognized when earned. Monthly receipts are the net revenues from certain drilling interests owned by the Company. Income and loss from the Company’s investments in Hueco, Trevino, the Operating Partnership, and Holdings are recognized based upon their proportionate ownership rights.

(3) Financial Results and Liquidity

The Company incurred net losses of $863,832, $1,006,171, and $1,822,789 in 2002, 2003, and 2004, respectively. Despite these losses, the Company was able to secure operating capital from affiliates. The affiliates have indicated their commitment to provide additional funding for the Company sufficient to satisfy current and future obligations, on an as-needed basis, at least through December 31, 2005.

(4) Advances Due From Related Party

The Company has a receivable due from J.A. Cardwell in the amount of $267,264 and $280,726 at December 31, 2003 and 2004, respectively. The balance due is related to cash advances made in prior years, and includes interest at the applicable federal rate. The interest rate at December 31, 2004 was 4.68%.

(5) Investments in Affiliated Entities

Hueco Mountain Estates, Inc. (Income Tax Basis)

The Company owns approximately 20% of the common stock of Hueco. The following is a summary of the condensed financial position and results of operations of Hueco, an unconsolidated subsidiary as of and for the fiscal years ended July 31, 2003 and 2004.

	2003	2004
Total assets	$3,002,496	$2,913,528
Total liabilities	578,027	606,410

Net assets	$2,424,469	$2,307,118

Revenues	$340,151	$352,225
Expenses	462,330	469,576

Net loss from operations	$(122,179)	$(117,351)

The Company’s equity investment in Hueco at December 31, 2003 and 2004 is summarized below:

	2003	2004
Investment in unconsolidated subsidiary at January 1	$488,299	$464,475
Equity in loss of subsidiary	(23,824)	(22,960)

Investment in unconsolidated subsidiary at December 31	$464,475	$441,515

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

Trevino Properties (Income Tax Basis)

The Company owns a 10% partnership interest in Trevino. The following is a summary of the condensed financial position and results of operations of the partnership (unincorporated real estate joint venture) accounted for on the equity method as of and for the years ended December 31, 2003, and 2004.

	2003	2004
Current assets	$15,869	$45,762
Land inventory	1,187,971	1,088,465

Total assets	$1,203,840	$1,134,227

Current liabilities	$10,000	$26,182
Partner’s equity	1,193,840	1,108,045

Total liabilities and partner’s equity	$1,203,840	$1,134,227

Net income (loss)	$178,941	$195,865

The Company’s equity investment in Trevino at December 31, 2003 and 2004 is summarized below:

	2003	2004
Trevino Properties	$117,495	$107,071

Ownership interest	10.00%	10.00%

(6) Investment in Limited Partnerships

On July 23, 1999, the Company and certain other partners exchanged their interests in the Operating Partnership for identical interests in Holdings and became owners of Holdings. At this time, the Company became the sole general partner in both Holdings (1.1%) and the Operating Partnership (0.25%). In addition, the Company holds an 11% common limited partnership interest and mandatorily redeemable preferred partnership interests in Holdings. The Company’s investments in Holdings and the Operating Partnership are accounted for using the equity method. The Company entered into an indemnity agreement under which it agreed to indemnify the Operating Partnership and Holdings, and the general and limited partners thereof in the event that the indemnified parties are required to pay any current indebtedness or any other liabilities of Holdings or the Operating Partnership after a default, acceleration by the creditor and exhaustion of any collateral securing the credit facility. No payments have been made under this agreement.

The mandatorily redeemable preferred partnership interests are entitled to cumulative preferred returns of 8% and are subject to mandatory redemption in October 2008. The preferred returns accrue but are only payable in cash if permitted by the Operating Partnership’s and Holding’s then existing debt instruments. At December 31, 2003 and 2004, the Company had accrued preferred returns on the mandatorily redeemable preferred partnership interests amounting to $1,351,369 and $1,614,672, respectively.

In early 2004, the Operating Partnership and Holdings completed their 2004 Refinancing Transactions in which both companies refinanced substantially all of their existing indebtedness.

Following is a summary of the financial position of Holdings as of December 31, 2003 and 2004:

	2003	2004
Assets	$311,147,000	$328,583,000
Liabilities	(327,423,000)	(399,573,000)
Mandatorily redeemable preferred partnership interests	(44,274,000)	(5,000,000	)(1)
Contingently redeemable warrants	(4,200,000)	(6,800,000)

Partners’ deficit	$(64,750,000)	$(82,790,000)

(1)	The decrease is due to Holdings adopting Financial Accounting Standards Board Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” on January 1, 2004 which required Holdings to classify certain financial instruments as liabilities.

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

The Company’s equity investment in the partnership is summarized below:

	2003	2004
General partner interest in total deficit	$(1,568,000)	$(1,769,000)
Limited partner interest in total deficit	(7,234,259)	(9,294,514)
Minority interest in partnership’s total deficit	(229,000)	(216,500)
Interest in mandatorily redeemable preferred partnership interests	3,226,766	3,492,755

Equity in partnership losses in excess of investment	$(5,804,493)	$(7,787,259)

(7) Leasehold Improvements

Leasehold improvements consisted of the following at December 31:

	Estimated Life in Months	2003	2004
Leasehold improvements	18	$53,273	$53,273

Less: accumulated depreciation		25,078	47,636

		$28,195	$5,637

(8) Related Party Transactions

Nevada Trio, Inc., a Nevada corporation, is wholly owned by Card Partners, LP, a Texas limited partnership. C&R Distributing, Inc. and the Company are wholly owned subsidiaries of Nevada Trio, Inc. Additionally, the Company’s Chief Executive Officer has significant ownership interests in numerous other entities with which the Company has transactions. Activity with these related entities is summarized below.

The following summarizes amounts due from and to related parties at December 31, 2003 and 2004:

	2003	2004
Intercompany payables:
C & R Distributing, Inc.	$406,070	$659,144

Note payable – intercompany:
Note payable due to C & R Distributing, Inc., dated August 31, 1998, in an original amount of $1,150,000, payable in monthly installments of $8,916, including interest at 7%. The note, which is unsecured, matures August 31, 2010.	$573,628	$504,603

Less: current portion	69,047	74,014

Long-term portion	$504,581	$430,589

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

The aggregate minimum principal maturities of the note payable for each of the five years following December 31, 2004 are as follows:

2005	$74,014
2006	79,365
2007	85,102
2008	91,254
2009	97,851
Thereafter	77,017

$504,603

The following summarizes the income earned and expenses incurred with related parties for each of the years ended December 31, 2002, 2003, and 2004:

	2002	2003	2004
Income
Interest – J.A. Cardwell	$10,299	$8,188	$13,464
Interest – Holdings	227,062	243,439	265,989

	$237,361	$251,627	$279,453

Expenses
Interest - C & R Distributing, Inc.	$46,960	$42,619	$37,967
Management fees - C & R Distributing, Inc.	6,000	6,000	6,000
Bank fees and insurance	4,564	969	776

	$57,524	$49,588	$44,743

(9) Income Taxes

Deferred tax assets result from the investments in the limited partnerships and totaled $3,119,149 and $3,419,191 at December 31, 2003 and 2004, respectively. Management of the Company does not believe that it is more likely than not that these deferred tax assets will be realized and therefore has provided a valuation allowance for the entire balance at December 31, 2003 and 2004. No tax related amounts were due to or from affiliated entities at December 31, 2003 and 2004.

For the years ended December 31, 2002, 2003, and 2004 there were no current or deferred income tax expense.

(10) Operating Lease

The Company leases commercial rental space under an operating lease based on a fixed charge which expires in 2005. Total rent expense amounted to $150,000 each year during December 31, 2003 and 2004. The minimum future rentals on the non-cancelable operating lease for the year ended December 31, 2005 are $37,500.

Minimum noncancelable sublease rental income to be received in the future, which is not included above as an offset to future payments, is approximately $9,000 for 2005.

(11) Commitments and Contingencies

The Company is involved in various litigation incidental to its business for which an estimate of the possible loss or range of loss cannot be made at this time. In the opinion of management, such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

The Company is a guarantor on a full joint and several and senior secured basis, of $225,000,000 aggregate principal amount of 9% Senior Secured Notes due 2012 and of $61,300,000 aggregate principal amount of Senior Secured Credit Facilities due 2008, which were issued by the Operating Partnership. Payments would be due if the Operating Partnership were to become insolvent and/or entered into default of any debt covenant or indenture. No collateral secures the Company’s guarantee.

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

(12) Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaces the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Non-public companies, such as the Company, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. Management does not believe that the adoption of this revised Interpretation will have a significant impact on the Company’s consolidated financial position or results of operations.

(13) Selected Quarterly Financial Data (unaudited)

2003	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Revenue (loss)	$(398,733)		$(78,509)	$66,900	$(266,096)
Operating income (loss)	(492,125)		(146,476)	12,211	(345,350)
Net income (loss)	(500,539)		(153,608)	4,609	(356,633)

2004	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Revenue (loss)	$(2,483,607	)(1)	$245,709	$228,234	$469,855
Operating income (loss)	(2,545,298	)(1)	188,165	159,150	399,697
Net income (loss)	(2,551,422	)(1)	182,797	153,667	392,169

(1)	Loss primarily due to the loss on retirement of debt and related debt restructuring costs as part of the Operating Partnership and Holding’s 2004 Refinancing Transactions.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Petro, Inc.:

We have audited the accompanying balance sheets of Petro, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholder’s equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petro, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

El Paso, Texas

March 18, 2005

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There have been no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 during the fourth fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following sets forth certain information as of February 1, 2005, with respect to the persons who are members of the Board of Directors and senior management team of the Company. All directors hold office until death, resignation, or removal.

Name	Age	Position
J.A. Cardwell, Sr.	72	President, Chief Executive Officer, and Director
James A. Cardwell, Jr.	44	Treasurer, Chief Financial Officer, and Director
Martha E. Cardwell	72	Secretary and Director
James M. Singleton	62	Vice President

Audit Committee Financial Expert

We have not established an audit committee because we are a wholly owned subsidiary of a non-public entity. Considering the size of our Company and its level of business activity, it is management’s judgment that an audit committee is not warranted.

Code of Ethics

We have not adopted a Code of Ethics for our Chief Executive Officer and President and Treasurer and Chief Financial Officer because we are a wholly owned subsidiary of a non-public entity. Considering the size of our Company and its level of business activity, it is management’s judgment that adoption of a Code of Ethics is not warranted.

Item 11. Executive Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are a wholly owned subsidiary of Nevada Trio, Inc., a Nevada corporation, which is wholly owned by Card Partners, LP, a Texas limited partnership of which Texas MEC, Inc., a Texas Corporation, is the general partner. J.A. Cardwell, Sr. is the sole shareholder of Texas MEC, Inc. Accordingly, J.A. Cardwell, Sr. may be deemed to have beneficial ownership of us.

Item 13. Certain Relationships and Related Transactions

Nevada Trio, Inc., a Nevada corporation, is wholly owned by Card Partners, LP, a Texas limited partnership. We and C&R Distributing, Inc. are wholly owned subsidiaries of Nevada Trio, Inc. Additionally, the Company’s Chief Executive Officer has significant ownership interests in numerous other entities with which the Company has transactions.

We believe that all of our existing related-party transactions are on terms comparable to those that could have been received in an arms-length transaction. Activity with these related entities is summarized below.

The following summarizes amounts due from and to related parties at December 31, 2003 and 2004:

	2003	2004
Intercompany payables:
C & R Distributing, Inc.	$406,070	$659,144

Note payable – intercompany:
Note payable due to C & R Distributing, Inc., dated August 31, 1998, in an original amount of $1,150,000, payable in monthly installments of $8,916, including interest at 7%. The note, which is unsecured, matures August 31, 2010.	$573,628	$504,603

Less: current portion	69,047	74,014

Long-term portion	$504,581	$430,589

The following summarizes the income and expenses incurred with related parties for each of the years ended December 31, 2002, 2003, and 2004:

	2002	2003	2004
Income
Interest – J.A. Cardwell	$10,299	$8,188	$13,464
Interest – Holdings	227,062	243,439	265,989

	$237,361	$251,627	$279,453

Expenses
Interest - C & R Distributing, Inc.	$46,960	$42,619	$37,967
Management fees - C & R Distributing, Inc.	6,000	6,000	6,000
Bank fees and insurance	4,564	969	776

	$57,524	$49,588	$44,743

Indemnity Agreements

Concurrent with the 2004 Refinancing Transactions described above, we, together with certain other parties, each entered into an indemnity agreement under which each agreed to indemnify Holdings, the Operating Partnership, and the general and limited partners thereof, for a definitive amount of debt arising out of the 2004 Refinancing Transactions. The indemnity agreements were entered into by the parties to address specific income tax issues arising out of the 2004 Refinancing Transactions under the “at-risk” limitation rules, the partnership basis rules, and the liability allocation rules found in the Internal Revenue Code and the Treasury regulations. Consequently, each party’s obligation under its respective indemnity agreement is determined by taking into account that party’s basis in its partnership interest and the applicable “at-risk” rules and liability allocation rules. No demand for payment under the indemnity agreement has been made.

We are a guarantor on a full, joint and several and senior secured basis, of $225,000,000 aggregate principal amount of 9% Senior Secured Notes due 2012 and of $61,300,000 aggregate principal amount of Senior Secured Credit Facilities due 2008, which were issued by the Operating Partnership. Payments would be due if the Operating Partnership were to become insolvent and/or entered into default of any debt covenant or indenture. No collateral secures our guarantee.

Item 14. Principal Accounting Fees and Services

Audit Fees. There were no audit fees billed by KPMG LLP for the year ended December 31, 2003. Due to the requirement for audited financial statements and notes during 2004, the related audit fees billed by KPMG LLP for the year ended December 31, 2004 were approximately $22,500, all of which were paid by the Operating Partnership.

Audit-Related Fees. There were no audit-related fees billed by KPMG LLP for the years ended December 31, 2003 and 2004.

Tax Fees. There were no tax fees billed by KPMG LLP for the years ended December 31, 2003 and 2004.

All Other Fees. There were no other fees billed by KPMG LLP for the years ended December 31, 2003 and 2004.

Pre-approval Policies and Procedures. As the Company does not have an audit committee, there are no policies and procedures of such a committee to be disclosed.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.	Financial statements

The following financial statements of the Company are included in Part II, Item 8 of this report:

2.	Financial statement schedules and supplementary information required to be submitted.

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

3.	and (b) Exhibits

Incorporated herein by reference is a list of Exhibits contained on the Exhibit Index on page 23 of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO, INC.
(Registrant)

By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr.
President and Chief Executive Officer
(On behalf of the Registrant and as Registrant’s Principal Executive Officer)

Date:	March 31, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J.A. Cardwell, Sr. (J.A. Cardwell, Sr.)	President and Chief Executive Officer (Principal Executive Officer and Director)	March 31, 2005

/s/ James A. Cardwell, Jr. (James A. Cardwell, Jr.)	Treasurer and Chief Financial Officer (Principal Financial and Chief Accounting Officer and Director)	March 31, 2005

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send an annual report or proxy materials to its stockholder.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.01 (a)	Certificate of Incorporation of Petro, Inc.

3.02 (a)	Bylaws of Petro, Inc.

31.01*	President and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.02*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s and Petro Financial Corporation’s Registration Statement on Form S-4A (Registration No. 333-115358), filed on June 10, 2004.
*	Filed herewith