Form 10-K/A
period 2004-12-31
Petro, Inc.
filed 2005-10-24
CIK 1289836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

333-115358-04

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

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

Explanatory Note

This amendment on Form 10-K/A to the Annual Report on Form 10-K of Petro, Inc. for the fiscal year ended December 31, 2004 restates our financial statements for the three-year period ended December 31, 2004 and related disclosures, including the selected financial data included herein as of and for the fiscal years ended December 31, 2002, 2003, and 2004, as described in Note 2(a) of notes to financial statements. Additionally, financial data presented for each of the years in the five-year period ended December 31, 2004, included in Part II – Item 6 – Selected Financial Data, has been restated. The cumulative effect of the restatement has been reflected as of the beginning of the earlier period presented. Information regarding the restatement of these financial statements can also be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on October 11, 2005.

Generally, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report of Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 31, 2005. The following items have been amended as a result of the restatement:

•	Part II – Item 6 – Selected Financial Data

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8 – Financial Statements and Supplementary Data

•	Part II – Item 9A – Controls and Procedures

•	Part IV – Item 15 – Exhibits and Financial Statement Schedules

We have included in this Amendment to Form 10-K a discussion of our disclosure controls and procedures as of December 31, 2004, the end of our fiscal year. While the discussion speaks as of a date later than December 31, 2004, we have concluded that an updated disclosure is appropriate under the circumstances of the restatement reflected is this amendment.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing had been amended to contain the currently dated certificates from our President and Chief Executive Officer and Treasurer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our President Chief Executive Officer and Treasurer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.01, 31.02, and 32, respectively.

In May 2005, Petro Stopping Centers Holdings, L.P. (“Holdings”), a Delaware limited partnership, of which we own a 12.52% interest, reviewed its accounting policies and had determined that they had incorrectly calculated their depreciation expenses on leasehold improvements. Additionally, as a result of revised analysis of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), Holdings had determined that their mandatorily redeemable warrants, previously classified as a mezzanine line item on the balance sheet, should have been recorded as a mark-to-fair value liability, as of the adoption of SFAS No. 150, with subsequent changes in the fair value reflected in interest cost. Holdings adopted SFAS No. 150 on January 1, 2004. As a result, Holdings has restated its financial statements for the three-year period ended December 31, 2004.

Since our interests in Holdings are accounted for using the equity method, Holdings’ action requires us to restate our financial statements. Our cumulative financial statement impact as a result of the aforementioned lease related issues through December 31, 2004 resulted in an increase to accumulated deficit in an increase to accumulated deficit and loss on investment in limited partnership by approximately $102,829, reflecting a decrease in equity in partnership losses in excess of investment. Of the $102,829, $78,943 is reflected in periods prior to December 31, 2002. We have determined that loss on investment in limited partnerships, operating loss, and net loss was increased by $16,350, $2,682, and $4,854 for the periods ending December 31, 2002, 2003, and 2004, respectively. Additionally, equity in partnership losses in excess of investment and accumulated deficit was increased by $97,975 and $102,829 for the periods ending December 31, 2003 and 2004, respectively.

We have previously recorded our percentage of the change in Holdings partners’ capital (deficit) related to the fair value adjustment of the mandatorily redeemable warrants as a direct adjustment to the equity in partnership losses in excess of investment and accumulated deficit, and thus, it was not included in our statement of operations. Due to Holdings’ restatement, we have determined that our accounting of the mandatorily redeemable warrants should be consistent with Holdings and any valuation adjustments should be reflected as a component to the income (loss) on investment in limited partnerships account on our statement of operations. We have determined that there is no financial statement effect arising from years prior to 2004 as a result of this issue due to the fact that Holdings adopted SFAS No. 150 on January 1, 2004. We have determined that loss on investment in limited partnerships, operating loss, and net loss was increased by $325,521 for the period ending December 31, 2004 as a result of this issue.

The restatement had no net impact on net cash provided by operating activities for the three-years ended December 31, 2002, 2003, and 2004.

We have not amended and do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to December 31, 2004.

Forward Looking Statements

Certain sections of this Form 10-K/A, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. In addition to the factors described in this Form 10-K/A, important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements include, among others, the following:

•	the economic condition of the long-haul trucking and real estate industry and the U.S. economy in general;

•	competition from other truck stops, convenience stores, fast food retailers, restaurants, and truck maintenance and repair facilities; and

•	environmental regulations.

All statements, other than statements of historical facts included in this Form 10-K/A, may be considered forward-looking statements.

PART I

Item 1. Business

Petro, Inc.

In December 1974, we were formed as a Texas corporation. We own investments in certain oil and gas operations and real estate joint ventures located in the Southwest United States. In addition, we own an interest in Holdings, a Delaware limited partnership, which, in turn, owns an operating partnership that operates a nationwide network of truck stopping centers. We are a wholly owned subsidiary of Nevada Trio, Inc.

Oil and Gas

We owned a small residual interest in mineral right royalties related to two oil and gas wells in which we obtained an interest over 20 years ago. The underlying assets corresponding to this income have been written down to zero on our balance sheet in prior years. Periodically, we receive our share of royalties which are netted against our share of administrative costs. These royalties and administrative costs are expected to continue to decline year over year.

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

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with both “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and notes thereto included in Item 8. The selected financial data as of and for the year ended December 31, 2000 has been derived from our restated unaudited financial statements, while the financial data as of and for the years ended December 31, 2001, 2002, 2003, and 2004, have been derived from our restated audited financial statements. In the opinion of management, the restated unaudited and audited financial data contain all adjustments necessary to present fairly the selected historical financial data.

SELECTED HISTORICAL FINANCIAL DATA

	For the Years Ended December 31,
	2000	2001	2002	2003	2004
	(As Restated) (unaudited)	(As Restated) (unaudited)	(As Restated)	(As Restated)	(As Restated)
Income Statement Data:
Revenue (loss):
Oil and gas income	$25,134	$20,674	$13,924	$10,274	$8,772
Management fee income	135,500	—	—	—	—
Accrual of preferred return on mandatorily redeemable partnership interests	192,395	208,094	227,062	243,439	265,989
Loss on investment in limited partnerships	(242,949)	(1,743,782)	(831,245)	(942,305)	(2,177,727)
Equity in net income (loss) of affiliate	87,905	44,288	(21,552)	(5,772)	(3,218)
Other income	—	2,524	—	15,244	36,000

Total revenue (loss)	197,985	(1,468,202)	(611,811)	(679,120)	(1,870,184)

General and administrative expenses	561,368	228,830	231,710	295,302	258,477

Operating loss	(363,383)	(1,697,032)	(843,521)	(974,422)	(2,128,661)
Interest income - related party	45,597	9,944	10,299	8,188	13,464
Interest expense - related party	—	(51,008)	(46,960)	(42,619)	(37,967)

Net loss	$(317,786)	$(1,738,096)	$(880,182)	$(1,008,853)	$(2,153,164)

Balance Sheet Data:
(at end of period)
Total assets	$1,923,598	$1,764,656	$879,582	$899,336	$837,360
Total debt	754,013	698,029	637,998	573,628	504,603
Equity in partnership losses in excess of investment	2,403,719	3,643,418	4,765,739	5,902,468	7,890,088
Stockholder’s deficit and comprehensive loss	(1,276,737)	(3,211,784)	(4,549,210)	(5,995,927)	(8,224,975)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$(770,639)	$(251,721)	$(254,528)	$(313,971)	$(234,350)
Investing activities	833,633	85,365	(3,100)	(5,334)	30,166
Financing activities	(2,860)	106,593	255,678	336,948	184,050

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Statements

In May 2005, Holdings, of which we own a 12.52% interest, reviewed their accounting policies and had determined that they had incorrectly calculated their depreciation expenses on leasehold improvements. Additionally, as a result of revised analysis of SFAS No. 150, Holdings had determined that their mandatorily redeemable warrants, previously classified as a mezzanine line item on the balance sheet, should have been recorded as a mark-to-fair value liability, as of the adoption of SFAS No. 150, with subsequent changes in the fair value reflected in interest cost. Holdings adopted SFAS No. 150 on January 1, 2004. As a result, Holdings has restated their financial statements for the three-year period ended December 31, 2004.

Since our interests in Holdings are accounted for using the equity method, Holdings’ action requires us to restate our financial statements. Our cumulative financial statement impact as a result of the aforementioned lease related issues through December 31, 2004 resulted in an increase to accumulated deficit and loss on investment in limited partnership by approximately $102,829, reflecting a decrease in equity in partnership losses in excess of investment. Of the $102,829, $78,943 is reflected in periods prior to December 31, 2002. We have determined that loss on investment in limited partnerships, operating loss, and net loss was increased by $16,350, $2,682, and $4,854 for the periods ending December 31, 2002, 2003, and 2004, respectively. Additionally, equity in partnership losses in excess of investment and accumulated deficit was increased by $97,975 and $102,829 for the periods ending December 31, 2003 and 2004, respectively.

We have previously recorded our percentage of the change in Holdings partners’ capital (deficit) related to the fair value adjustment of the mandatorily redeemable warrants as a direct adjustment to the equity in partnership losses in excess of investment and accumulated deficit, and thus, it was not included in our statement of operations. Due to Holdings’ restatement, we have determined that our accounting of the mandatorily redeemable warrants should be consistent with Holdings and any valuation adjustments should be reflected as a component to the income (loss) on investment in limited partnerships account on our statement of operations. We have determined that there is no financial statement effect arising from years prior to 2004 as a result of this issue due to the fact that Holdings adopted SFAS No. 150 on January 1, 2004. We have determined that loss on investment in limited partnerships, operating loss, and net loss was increased by $325,521 for the period ending December 31, 2004 as a result of this issue.

The restatement had no net impact on net cash provided by operating activities for the three-years ended December 31, 2002, 2003, and 2004.

The financial statements included in this 10-K/A have been restated to reflect the adjustments described above. The restatement is further discussed in “Explanatory Notes” in the forepart of this Form 10-K/A, in item 6, “Selected Financial Data,” in Item 8, Note 2(a) of notes to financial statements, “Restatement of Previously Issued Financial Statements and Summary of Significant Accounting Policies” of this Form 10-K/A, in Item 9A Controls and Procedures, and in Part IV, “Exhibits and Financial Statement Schedules.”

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

We derive our revenues from:

•	oil and gas drilling interests owned by us;

•	interest income earned on advances from a related party;

•	our share of income (loss) from our investments in limited partnerships;

•	our share of income (loss) from our investments in affiliated entities; and

•	sublease income.

The following table sets forth our total loss by major source:

	For the Years Ended December 31,
	2002		2003		2004
	(As Restated)		(As Restated)		(As Restated)
Oil and gas income	$13,924	2.3%	$10,274	1.5%	$8,772	0.4%
Accrual of preferred return on mandatorily redeemable partnership interests	227,062	37.1%	243,439	35.8%	265,989	14.2%
Loss on investment in limited partnerships	(831,245)	-135.9%	(942,305)	-138.7%	(2,177,727)	-116.3%
Equity in net loss of affiliated entities	(21,552)	-3.5%	(5,772)	-0.8%	(3,218)	-0.2%
Other income	—	0.0%	15,244	2.2%	36,000	1.9%

Total revenue (loss)	$(611,811)	-100.0%	$(679,120)	-100.0%	$(1,870,184)	-100.0%

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 (As Restated)

Revenue (Loss). Net loss increased for the year ended December 31, 2004 to $2.2 million compared to a loss of $1.0 million for the year ended December 31, 2003, due to increased losses from our investment in limited partnerships. Those losses were due primarily to costs associated with the debt refinancing by the Operating Partnership and Holdings during the reporting period. Our income from oil and gas operations declined to $8,772 from $10,274. We recognized losses of $22,960 and $23,824 related to our investment in Hueco for the years ended December 31, 2004 and 2003, respectively, and recognized income of $19,742 and $18,052 related to our investment in Trevino for the years ended December 31, 2004 and December 31, 2003, respectively.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 (As Restated)

Revenue (Loss). Net loss increased for the year ended December 31, 2003 to $1.0 million compared to a loss of $880,000 for the year ended December 31, 2002, due to increased losses from our investment in limited partnerships. Our income from oil and gas operations declined to $10,274 from $13,924. We recognized a loss of $23,824 and $13,963 related to our investment in Hueco for the years ended December 31, 2003 and 2002, respectively, and recognized income of $18,052 and a loss of $7,589 related to our investment in Trevino for the year ended December 31, 2003 and December 31, 2002, respectively.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2(b) of notes to financial statements included herein for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

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

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31:

	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt
Fixed rate	$573,628	$573,628	$504,603	$504,603
Average interest rate	7.0%	—	7.0%	—

Item 8. Financial Statements and Supplementary Data

PETRO, INC.

BALANCE SHEETS

	December 31, 2003	December 31, 2004
	(As Restated)	(As Restated)
Assets

Cash and cash equivalents	$21,907	$1,773

Total current assets	21,907	1,773
Prepaid expenses	—	638
Advances due from related party	267,264	280,726
Investment in affiliated entities	581,970	548,586
Leasehold improvements, net	28,195	5,637

Total assets	$899,336	$837,360

Liabilities and Stockholder’s Deficit

Current portion of note payable - related party	$69,047	$74,014
Accounts payable and accrued expenses	11,597	1,000
Deferred revenue	1,500	7,500
Due to related party	406,070	659,144

Total current liabilities	488,214	741,658

Note payable - related party	504,581	430,589
Equity in partnership losses in excess of investment	5,902,468	7,890,088

Total liabilities	6,895,263	9,062,335

Stockholder’s deficit
Common stock, $.01 par value, 50,000,000 authorized, 99,500 shares issued and outstanding	995	995
Additional paid-in capital	13,395,970	13,395,970
Accumulated deficit	(19,392,892)	(21,621,940)

Total stockholder’s deficit	(5,995,927)	(8,224,975)

Total liabilities and stockholder’s deficit	$899,336	$837,360

See accompanying notes to financial statements.

PETRO, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
	(As Restated)	(As Restated)	(As Restated)
Revenue (loss)
Oil and gas income	$13,924	$10,274	$8,772
Accrual of preferred return on mandatorily redeemable partnership interests	227,062	243,439	265,989
Loss on investment in limited partnerships	(831,245)	(942,305)	(2,177,727)
Equity in net loss of affiliated entities	(21,552)	(5,772)	(3,218)
Other income	—	15,244	36,000

Total loss	(611,811)	(679,120)	(1,870,184)
General and administrative expenses	231,710	295,302	258,477

Operating loss	(843,521)	(974,422)	(2,128,661)
Interest income - related party	10,299	8,188	13,464
Interest expense - related party	(46,960)	(42,619)	(37,967)

Net loss	$(880,182)	$(1,008,853)	$(2,153,164)

See accompanying notes to financial statements.

PETRO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

AND COMPREHENSIVE LOSS

	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2001 (As Previously Reported)		$995	$13,395,970	$(16,509,272)	$(20,534)	$(3,132,841)
Restatement adjustment - note 2(a)				(78,943)		(78,943)

Balances, December 31, 2001 (As Restated)	—	995	13,395,970	(16,588,215)	(20,534)	(3,211,784)

Net loss (As Previously Reported)	(863,832)			(863,832)		(863,832)
Restatement adjustment - note 2(a)	(16,350)			(16,350)		(16,350)

Net loss (As Restated)	(880,182)	—	—	(880,182)	—	(880,182)
Activity from PSC Holdings, LP:
Comprehensive loss - net unrealized changes in cash flow hedging derivative	(36,562)				(36,562)	(36,562)
Accrual of preferred return on mandatorily redeemable partnership interests				(443,788)		(443,788)
Partner’s minimum tax distributions				(1,730)		(1,730)
Valuation adjustment of contingently redeemable warrants				24,836		24,836

Comprehensive loss (As Restated)	$(916,744)

Balances, December 31, 2002 (As Restated)		$995	$13,395,970	$(17,889,079)	$(57,096)	$(4,549,210)
Net loss (As Previously Reported)	$(1,006,171)			(1,006,171)		(1,006,171)
Restatement adjustment - note 2(a)	(2,682)			(2,682)		(2,682)

Net loss (As Restated)	(1,008,853)	—	—	(1,008,853)	—	(1,008,853)
Activity from PSC Holdings, LP:
Comprehensive loss - net unrealized changes in cash flow hedging derivative	57,096				57,096	57,096
Accrual of preferred return on mandatorily redeemable partnership interests				(492,307)		(492,307)
Partner’s minimum tax distributions				(2,653)		(2,653)

Comprehensive loss (As Restated)	$(951,757)

Balances, December 31, 2003 (As Restated)		$995	$13,395,970	$(19,392,892)	$—	$(5,995,927)
Net loss (As Previously Reported)	$(1,822,789)			$(1,822,789)		(1,822,789)
Restatement adjustment - note 2(a)	(330,375)			(330,375)		(330,375)

Net loss (As Restated)	(2,153,164)	—	—	(2,153,164)	—	(2,153,164)
Activity from PSC Holdings, LP:
Accrual of preferred return on mandatorily redeemable partnership interests				(76,794)		(76,794)
Partner’s minimum tax distributions				910		910

Comprehensive loss (As Restated)	$(2,153,164)

Balances, December 31, 2004 (As Restated)		$995	$13,395,970	$(21,621,940)	$—	$(8,224,975)

See accompanying notes to financial statements.

PETRO, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(880,182)	$(1,008,853)	$(2,153,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of affiliated entities	21,552	5,772	3,218
Loss on investment in limited partnerships	831,245	942,305	2,177,727
Interest recorded on accrual of redeemable shares and preferred shares	(227,062)	(243,439)	(265,989)
Depreciation expense	—	5,639	22,557
Increase (decrease) from changes in:
Prepaid assets	2,085	—	(638)
Intercompany receivable	88	—	—
Advances due from related party	(10,299)	(8,188)	(13,462)
Accounts payable and accrued expenses	8,045	(8,707)	(10,599)
Deferred revenue	—	1,500	6,000

Net cash used in operating activities	(254,528)	(313,971)	(234,350)

Cash flows from investing activities:
Additions to leasehold improvements	—	(33,834)	—
Partnership advances	(3,100)	—	—
Partnership withdrawal	—	28,500	30,166

Net cash provided by (used in) investing activities	(3,100)	(5,334)	30,166

Cash flows from financing activities:
Intercompany advances	315,709	401,319	253,074
Principal payments on related party notes payable	(60,031)	(64,371)	(69,024)

Net cash provided by financing activities	255,678	336,948	184,050

Net increase (decrease) in cash and cash equivalents	(1,950)	17,643	(20,134)
Cash and cash equivalents, beginning of period	6,214	4,264	21,907

Cash and cash equivalents, end of period	$4,264	$21,907	$1,773

Supplemental schedule of non-cash investing and financing activities:
Interest paid during the period	$46,960	$42,619	$37,967

Activity from investment in limited partnership recorded directly to retained earnings	$457,244	$437,864	$75,884

Reduction of intercompany payable in connection with transfer of land	$473,458	$—	$—

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

(2) Restatement of Previously Issued Financial Statements and Summary of Significant Accounting Policies

(a) Restatement of Previously Issued Financial Statements

In May 2005, Holdings, in which the Company owns a 12.52% interest, reviewed its accounting policies and had determined that it had incorrectly calculated its depreciation expenses on leasehold improvements. Additionally, as a result of revised analysis of Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), Holdings had determined that its mandatorily redeemable warrants, previously classified as a mezzanine line item on the balance sheet, should have been recorded as a mark-to-fair value liability, as of the adoption of SFAS No. 150, with subsequent changes in the fair value reflected in interest cost. Holdings adopted SFAS No. 150 on January 1, 2004. As a result, Holdings has restated its financial statements for the three-year period ended December 31, 2004.

Since the Company’s interests in Holdings are accounted for using the equity method, Holdings’ action required the Company to restate its financial statements.

The Company has previously recorded its percentage of the change in Holdings partners’ capital (deficit) related to the fair value adjustment of the mandatorily redeemable warrants as a direct adjustment to the equity in partnership losses in excess of investment and accumulated deficit, and thus, it was not included in the Company’s statement of operations. Due to Holdings’ restatement, the Company has determined that its accounting of the mandatorily redeemable warrants should be consistent with Holdings and any valuation adjustments should be reflected as a component to the income (loss) on investment in limited partnerships account on its statement of operations. The Company had determined that there was no financial statement effect arising from years prior to 2004 as a result of this issue due to the fact that Holdings adopted SFAS No. 150 on January 1, 2004.

As a result of the above issues, amounts presented in footnotes 3, 6, 9, and 13, have been changed to reflect the effects of the restatement.

The following tables present the adjustments as a result of the restatement to the Financial Statements of Operations for the fiscal years ended December 31, 2002, 2003, and 2004 and Balance Sheets as of December 31, 2003 and 2004.

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

Year Ended December 31, 2002

Statement of Operations

	As Previously Reported	Adjustments	As Restated
Revenue (loss)
Oil and gas income	$13,924	$—	$13,924
Interest income	227,062	—	227,062
Loss on investment in limited partnerships	(814,895)	(16,350)	(831,245)
Equity in net loss of affiliated entities	(21,552)	—	(21,552)
Other income	—	—	—

Total loss	(595,461)	(16,350)	(611,811)

General and administrative expenses	231,710	—	231,710

Operating loss	(827,171)	(16,350)	(843,521)

Interest income - related party	10,299	—	10,299
Interest expense - related party	(46,960)	—	(46,960)

Net loss	$(863,832)	$(16,350)	$(880,182)

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

Year Ended December 31, 2003

Statement of Operations

	As Previously Reported	Adjustments	As Restated
Revenue (loss)
Oil and gas income	$10,274	$—	$10,274
Interest income	243,439	—	243,439
Loss on investment in limited partnerships	(939,623)	(2,682)	(942,305)
Equity in net loss of affiliated entities	(5,772)	—	(5,772)
Other income	15,244	—	15,244

Total loss	(676,438)	(2,682)	(679,120)
General and administrative expenses	295,302	—	295,302

Operating loss	(971,740)	(2,682)	(974,422)
Interest income - related party	8,188	—	8,188
Interest expense - related party	(42,619)	—	(42,619)

Net loss	$(1,006,171)	$(2,682)	$(1,008,853)

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

Year Ended December 31, 2004

Statement of Operations

	As Previously Reported	Adjustments	As Restated
Revenue (loss)
Oil and gas income	$8,772	$—	$8,772
Interest income	265,989	—	265,989
Loss on investment in limited partnerships	(1,847,352)	(330,375)	(2,177,727)
Equity in net loss of affiliated entities	(3,218)	—	(3,218)
Other income	36,000	—	36,000

Total loss	(1,539,809)	(330,375)	(1,870,184)

General and administrative expenses	258,477	—	258,477

Operating loss	(1,798,286)	(330,375)	(2,128,661)

Interest income - related party	13,464	—	13,464
Interest expense - related party	(37,967)	—	(37,967)

Net loss	$(1,822,789)	$(330,375)	$(2,153,164)

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2003

Balance Sheet

	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$21,907	$—	$21,907

Total current assets	21,907	—	21,907

Prepaid expenses	—	—	—
Advances due from related party	267,264	—	267,264
Investment in affiliated entities	581,970	—	581,970
Leasehold improvements, net	28,195	—	28,195

Total assets	$899,336	$—	$899,336

Liabilities and Stockholder’s deficit
Current liabilities:
Current portion of note payable - related party	$69,047	$—	$69,047
Accounts payable and accrued expenses	11,597	—	11,597
Deferred revenue	1,500	—	1,500
Due to related party	406,070	—	406,070

Total current liabilities	488,214	—	488,214

Note payable - related party	504,581	—	504,581
Equity in partnership losses in excess of investment	5,804,493	97,975	5,902,468

Total long-term liabilities	6,309,074	97,975	6,407,049

Total liabilities	6,797,288	97,975	6,895,263

Commitments and contingencies

Stockholder’s deficit
Common stock $.01 par value, 50,000,000 authorized, 99,500 shares issued and outstanding	995	—	995
Additional paid-in capital	13,395,970	—	13,395,970
Accumulated deficit	(19,294,917)	(97,975)	(19,392,892)

Total stockholder’s deficit	(5,897,952)	(97,975)	(5,995,927)

Total liabilities and stockholder’s deficit	$899,336	$—	$899,336

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2004

Balance Sheet

	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$1,773	$—	$1,773

Total current assets	1,773	—	1,773

Prepaid expenses	638	—	638
Advances due from related party	280,726	—	280,726
Investment in affiliated entities	548,586	—	548,586
Leasehold improvements, net	5,637	—	5,637

Total assets	$837,360	$—	$837,360

Liabilities and Stockholder’s deficit
Current liabilities:
Current portion of note payable - related party	$74,014	$—	$74,014
Accounts payable and accrued expenses	1,000	—	1,000
Deferred revenue	7,500	—	7,500
Due to related party	659,144	—	659,144

Total current liabilities	741,658	—	741,658

Note payable - related party	430,589	—	430,589
Equity in partnership losses in excess of investment	7,787,259	102,829	7,890,088

Total long-term liabilities	8,217,848	102,829	8,320,677

Total liabilities	8,959,506	102,829	9,062,335

Commitments and contingencies

Stockholder’s deficit
Common stock $.01 par value, 50,000,000 authorized, 99,500 shares issued and outstanding	995	—	995
Additional paid-in capital	13,395,970	—	13,395,970
Accumulated deficit	(21,519,111)	(102,829)	(21,621,940)

Total stockholder’s deficit	(8,122,146)	(102,829)	(8,224,975)

Total liabilities and stockholder’s deficit	$837,360	$—	$837,360

The restatement had no net impact on net cash provided by operating activities for the three-years ended December 31, 2002, 2003, and 2004.

(b) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

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

Revenue recognition

The Company owns a small residual interest in mineral right royalties related to two oil and gas wells in which the Company obtained an interest over 20 years ago. The underlying assets corresponding to this income have been written down to zero on the Company’s balance sheet in prior years. Periodically, the Company receives its share of royalties which are recognized as distributions based on the terms specified in the contractual agreements. Income and loss from the Company’s investments in Hueco, Trevino, the Operating Partnership, and Holdings are recognized based upon their proportionate ownership rights.

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

(3) Financial Results and Liquidity

The Company incurred net losses, as restated of $880,182, $1,008,853, and $2,153,164 in 2002, 2003, and 2004, respectively. Despite these losses, the Company was able to secure operating capital from affiliates. The affiliates have indicated their commitment to provide additional funding for the Company sufficient to satisfy current and future obligations, on an as-needed basis, at least through December 31, 2005.

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

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

Following is a summary of the financial position of Holdings as of December 31, 2003 and 2004 (As Restated):

	2003	2004
Assets	$314,496,000	$327,778,000
Liabilities	(331,539,000)	(406,373,000)
Mandatorily redeemable preferred partnership interests	(44,274,000)	(5,000,000	)(1)
Mandatorily redeemable warrants	(4,200,000)	—	(1)

Partners’ deficit	$(65,517,000)	$(83,595,000)

(1)	The decrease is due to Holdings adopting SFAS No. 150 on January 1, 2004 which required Holdings to classify certain financial instruments as liabilities.

The Company’s equity investment in the partnership (As Restated) is summarized below:

	2003	2004
General partner interest in total deficit	$(1,576,167)	$(1,778,121)
Limited partner interest in total deficit	(7,340,708)	(9,404,800)
Minority interest in partnership’s total deficit	(212,359)	(199,922)
Interest in mandatorily redeemable preferred partnership interests	3,226,766	3,492,755

Equity in partnership losses in excess of investment	$(5,902,468)	$(7,890,088)

(7) Leasehold Improvements

Leasehold improvements consisted of the following at December 31:

	Estimated Life in Months	2003	2004
Leasehold improvements	18	$53,273	$53,273

Less: accumulated depreciation		25,078	47,636

		$28,195	$5,637

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

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

The following summarizes amounts due from and to related parties at December 31, 2003 and 2004:

	2003	2004
Intercompany payables:
C & R Distributing, Inc.	$406,070	$659,144

Note payable – intercompany:
Note payable due to C & R Distributing, Inc., dated August 31, 1998, in an original amount of $1,150,000, payable in monthly installments of $8,916, including interest at 7%. The note, which is unsecured, matures August 31, 2010.	$573,628	$504,603

Less: current portion	69,047	74,014

Long-term portion	$504,581	$430,589

The aggregate minimum principal maturities of the note payable for each of the five years following December 31, 2004 are as follows:

2005	$74,014
2006	79,365
2007	85,102
2008	91,254
2009	97,851
Thereafter	77,017

$504,603

The following summarizes the income earned and expenses incurred with related parties for each of the years ended December 31, 2002, 2003, and 2004:

	2002	2003	2004
Income
Interest – J.A. Cardwell	$10,299	$8,188	$13,464
Interest – Holdings (As Restated)	227,062	243,439	265,989

	$237,361	$251,627	$279,453

Expenses
Interest - C & R Distributing, Inc.	$46,960	$42,619	$37,967
Management fees - C & R Distributing, Inc.	6,000	6,000	6,000
Bank fees and insurance	4,564	969	776

	$57,524	$49,588	$44,743

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

(9) Income Taxes

The tax effects of the primary temporary differences that give rise to the Company’s deferred tax assets as of December 31, 2003 and 2004 are as follows:

	2003	2004
Deferred tax assets:
Investments in limited partnerships	$3,152,460	$3,454,152
Net operating loss carryforward	1,892,966	2,279,964
Alternative minimum tax carryforwards	891,584	891,584
General business credits	169,344	169,344
Tax credits from investments in limited partnerships	46,394	137,203
Other	6,559	14,220

Total deferred tax assets	6,159,307	6,946,467
Valuation allowance	(6,159,307)	(6,946,467)

Net deferred tax assets	$—	$—

Management of the Company does not believe that it is more likely than not that these deferred tax assets will be realized and therefore has provided a valuation allowance for the entire balance as of December 31, 2003 and 2004. No tax related amounts were due to or from affiliated entities at December 31, 2003 and 2004.

At the end of 2004, $2,279,964 of the Company’s gross deferred tax assets arise from net operating loss carry-forwards which will expire if not utilized by various dates ranging from 2011 to 2024. At the end of 2004, there was $169,344 of general business credits that will expire if not used by various dates ranging from 2018 to 2024. Also, at the end of 2004, the Company had $891,584 of minimum tax credits that may be carried forward indefinitely as a credit against regular tax.

The actual income tax benefit for the year ended December 31, 2004 differs from the expected income tax benefit computed by applying the U.S. federal income tax rate of 34.0% as follows:

Rate reconciliation:
Loss before income taxes	$2,153,164

Tax benefit at statutory rate (34.0%)	732,076
Change in valuation allowance	(787,160)
Tax credits	90,809
Other	(35,725)

Total tax expense	$—

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

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

The Company is a guarantor on a full, joint and several and senior secured basis, of $225,000,000 aggregate principal amount of 9% Senior Secured Notes due 2012 and of $61,300,000 aggregate principal amount of Senior Secured Credit Facilities due 2008, which were issued by the Operating Partnership. Payments would be due if the Operating Partnership were to become insolvent and/or entered into default of any debt covenant or indenture. No collateral secures the Company’s guarantee.

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

(13) Selected Quarterly Financial Data (unaudited)

As previously reported:

	2003 Quarters				2004 Quarters
	1st	2nd	3rd	4th	1st		2nd	3rd	4th
Revenue (loss)	$(398,733)	$(78,509)	$66,900	$(266,096)	$(2,483,607	)(1)	$245,709	$228,234	$469,855
Operating income (loss)	(492,125)	(146,476)	12,211	(345,350)	(2,545,298	)(1)	188,165	159,150	399,697
Net income (loss)	(500,539)	(153,608)	4,609	(356,633)	(2,551,422	)(1)	182,797	153,667	392,169

As restated (note 2):
	2003 Quarters				2004 Quarters
	1st	2nd	3rd	4th	1st		2nd	3rd	4th
Revenue (loss)	$(399,403)	$(79,179)	$66,229	$(266,767)	$(2,359,620	)(1)	$(43,465)	$227,020	$305,881
Operating income (loss)	(492,795)	(147,146)	11,540	(346,021)	(2,421,311	)(1)	(101,009)	157,936	235,723
Net income (loss)	(501,209)	(154,278)	3,938	(357,304)	(2,427,435	)(1)	(106,377)	152,453	228,195

(1)	Loss primarily due to the loss on retirement of debt and related debt restructuring costs as part of the Operating Partnership and Holding’s 2004 Refinancing Transactions.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Petro, Inc.:

We have audited the accompanying balance sheets of Petro, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholder’s deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2(a) to the accompanying financial statements, the balance sheets as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholder’s deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, have been restated.

KPMG LLP

El Paso, Texas

March 18, 2005, except as to Note 2(a), which is as of October 19, 2005

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings. However, subsequent to the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. On October 4, 2005, we concluded that our historical financial statements should be restated to correct certain errors, relating to our interest in Holdings and Holdings’ restatement relating to accounting for their leased properties and mandatorily redeemable warrants, and that such financial statements should no longer be relied upon. As a result, we have restated our financial statements for the three-year period ended December 31, 2004. The restatement is further discussed in “Explanatory Notes” in the forepart of this Form 10K/A, in item 6. “Selected Financial Data,” in Item 8, Note 2(a) of notes to financial statements, “Restatement of Previously Issued Financial Statements and Summary of Significant Accounting Polices” of their Form 10K/A, and in Part IV, “Exhibits and Financial Statement Schedules.” As a result of the need to restate previously issued financial statements, we have concluded that our disclosure controls were not effective as of December 31, 2004.

There have been no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 during the fourth fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, subsequent to the period covered by this report, we have implemented necessary changes to our internal controls in order to address the accounting matters referred to above.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial statements

	The following financial statements of the Company are included in Part II, Item 8 of this report:
		Page
	Balance Sheets (As Restated)	10
	Statements of Operations (As Restated)	11
	Statements of Changes in Stockholder’s Deficit and Comprehensive Loss (As Restated)	12
	Consolidated Statements of Cash Flows (As Restated)	13
	Notes to Financial Statements	14-26
	Report of Independent Registered Public Accounting Firm	27

2.	Financial statement schedules and supplementary information required to be submitted.

	All schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

3.	and (b) Exhibits

	Incorporated herein by reference is a list of Exhibits contained on the Exhibit Index on page 33 of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO, INC.
(Registrant)

By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr.
President and Chief Executive Officer
(On behalf of the Registrant and as Registrant’s
Principal Executive Officer)

Date: October 21, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.A. Cardwell, Sr.	President and Chief Executive Officer (Principal Executive Officer and Director)	October 21, 2005
(J.A. Cardwell, Sr.)

/s/ James A. Cardwell, Jr.	Treasurer and Chief Financial Officer (Principal Financial and Chief Accounting Officer and Director)	October 21, 2005
(James A. Cardwell, Jr.)

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