Form 10-K
period 2005-12-31
Petro, Inc.
filed 2006-03-30
CIK 1289836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 333-115358-04

PETRO, INC.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

As of December 31, 2005, the number of shares outstanding of the registrant’s only class of common stock was 99,500.

Forward Looking Statements

Certain sections of this Annual Report on Form 10-K (this “Form 10-K”), including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described below in Item 1A, “Risk Factors.” These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

All statements, other than statements of historical facts included in this Form 10-K, may be considered forward-looking statements.

PART I

Item 1. Business

Petro, Inc.

In December 1974, we were formed as a Texas corporation. We own investments in certain oil and gas operations and real estate joint ventures located in the Southwest United States. In addition, we own an interest in Petro Stopping Centers Holdings, L.P. (“Holdings”), a Delaware limited partnership, which, in turn, owns Petro Stopping Centers, L.P. (the “Operating Partnership”), an operating partnership that operates a nationwide network of truck stopping centers. We are a wholly owned subsidiary of Nevada Trio, Inc.

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

Investments

On July 23, 1999, we and certain other parties exchanged our interests in the Operating Partnership for identical interests in Holdings and became owners of Holdings. At this time, we became the sole general partner in both Holdings (1.1%) and the Operating Partnership (0.25%). In addition, we hold an 11% common limited partnership interest and mandatorily redeemable preferred partnership interests in Holdings. The mandatorily redeemable preferred partnership interests of $3,774,860 are entitled to cumulative preferred returns of 8% and are subject to mandatory redemption in October 2008. The preferred returns accrue, but are only payable in cash if permitted by the Operating Partnership’s and Holding’s then existing debt instruments. At December 31, 2004 and 2005, we had accrued preferred returns on the mandatorily redeemable preferred partnership interest amounting to $1,614,672 and $1,899,463, respectively.

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

Item 1A. Risk Factors

Although it is not possible to predict all risks that may affect future results, these risks may include, but are not limited to, the following:

•	the economic condition of the long-haul trucking and real estate industry and the U.S. economy in general;

•	competition from other truck stops, convenience stores, fast food retailers, restaurants, and truck maintenance and repair facilities; and

•	environmental regulations.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We leased commercial space under an operating lease based on a fixed charge. Total rent expense amounted to $150,000 for each of the years ending December 31, 2003 and 2004, and $37,500 for the year ending December 31, 2005. This lease expired on March 31, 2005.

Item 3. Legal Proceedings

We are involved in various litigation incidental to our business for which an estimate of the possible loss or range of loss cannot be made at this time. In our opinion, such proceedings will not have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market of Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

We are a wholly owned subsidiary of Nevada Trio, Inc. Consequently, there is no established public trading market for our equity.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with both “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and notes thereto included in Item 8. The selected financial data as of and for the year ended December 31, 2001 has been derived from our unaudited financial statements, the financial data as of and for the years ended December 31, 2002, 2003, 2004, and 2005 has been derived from our audited financial statements. In the opinion of our management, the unaudited and audited financial data contain all adjustments necessary to present fairly the selected historical financial data.

SELECTED HISTORICAL FINANCIAL DATA

	For the Years Ended December 31,
	2001	2002	2003	2004	2005
	(unaudited)
Income Statement Data:
Revenue (loss):
Oil and gas income	$20,674	$13,924	$10,274	$8,772	$21,720
Accrual of preferred return on mandatorily redeemable partnership interests	208,094	227,062	243,439	265,989	282,105
Income (loss) on investment in limited partnerships	(1,743,782)	(831,245)	(942,305)	(2,177,727)	495,475
Equity in net income (loss) of affiliated entities	44,288	(21,552)	(5,772)	(3,218)	(17,960)
Other income	2,524	—	15,244	36,000	6,000

Total revenue (loss)	(1,468,202)	(611,811)	(679,120)	(1,870,184)	787,340

General and administrative expenses	228,830	231,710	295,302	258,477	110,708

Operating income (loss)	(1,697,032)	(843,521)	(974,422)	(2,128,661)	676,632

Interest income - related party	9,944	10,299	8,188	13,464	12,081
Interest expense - related party	(51,008)	(46,960)	(42,619)	(37,967)	(32,978)

Income (loss) before income taxes	(1,738,096)	(880,182)	(1,008,853)	(2,153,164)	655,735
Income tax expense	—	—	—	—	24,550

Net income (loss)	$(1,738,096)	$(880,182)	$(1,008,853)	$(2,153,164)	$631,185

Balance Sheet Data:
(at end of period)
Total assets	$1,764,656	$879,582	$899,336	$837,360	$887,053
Total debt	698,029	637,998	573,628	504,603	430,590
Equity in partnership losses in excess of investment	3,643,418	4,765,739	5,902,468	7,890,088	7,251,232
Stockholder’s deficit and comprehensive income (loss)	(3,211,784)	(4,549,210)	(5,995,927)	(8,224,975)	(7,668,801)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$(251,721)	$(254,528)	$(313,971)	$(234,350)	$(115,331)
Investing activities	85,365	(3,100)	(5,334)	30,166	—
Financing activities	106,593	255,678	336,948	184,050	113,558

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

Effective July 23, 1999, Holdings was formed as a Delaware limited partnership. Certain other partners and we exchanged our interests in the Operating Partnership for identical interests in Holdings. As a result of the recapitalization, we became the sole general partner in both Holdings (1.1%) and the Operating Partnership (0.25%). In addition, we hold an 11% common limited partnership interest and mandatorily redeemable preferred partnership interests in Holdings. The mandatorily redeemable preferred partnership interests of $3,774,860 are entitled to cumulative preferred returns of 8% and are subject to mandatory redemption in October 2008. The preferred returns accrue, but are only payable in cash if permitted by the Operating Partnership’s and Holding’s then existing debt instruments. At December 31, 2004 and 2005, we have accrued preferred returns on the mandatorily redeemable preferred partnership interest amounting to $1,614,672 and $1,899,463 respectively.

We derive our revenues from:

•	oil and gas drilling interests owned by us;

•	interest income earned on advances from a related party;

•	our share of income (loss) from our investments in limited partnerships;

•	our share of income (loss) from our investments in affiliated entities; and

•	sublease income.

The following table sets forth our total revenues (loss) by major source:

	For the Years Ended December 31,
	2003		2004		2005
Oil and gas income	$10,274	1.5%	$8,772	0.4%	$21,720	2.8%
Accrual of preferred return on mandatorily redeemable partnership interests	243,439	35.8%	265,989	14.2%	282,105	35.8%
Income (loss) on investment in limited partnerships	(942,305)	-138.7%	(2,177,727)	-116.3%	495,475	62.9%
Equity in net loss of affiliated entities	(5,772)	-0.8%	(3,218)	-0.2%	(17,960)	-2.3%
Other income	15,244	2.2%	36,000	1.9%	6,000	0.8%

Total revenue (loss)	$(679,120)	-100.0%	$(1,870,184)	-100.0%	$787,340	100.0%

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue (Loss). Net income increased for the year ended December 31, 2005 to $631,185 compared to a loss of $2.2 million for the year ended December 31, 2004, due to increased income from our investment in limited partnerships. Those revenues were due primarily to higher fuel revenues by the Operating Partnership during the 2005 reporting period, in addition to the decrease in costs associated with the debt refinancing by the Operating Partnership and Holdings during the 2004 reporting period. Our income from oil and gas operations increased to $21,720 from $8,772. We recognized losses of $22,960 and $15,506 related to our investment in Hueco for the years ended December 31, 2004 and 2005, respectively, and recognized income of $19,742 and a loss of $2,454 related to our investment in Trevino for the years ended December 31, 2004 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses decreased 57.2% to $110,708 for the year ended December 31, 2005 compared to $258,477 for the year ended December 31, 2004 due primarily to lower rent expense.

Interest Expense. Interest expense decreased 13.1%, or $4,989, to $32,978 compared to the year ended December 31, 2004, due primarily to the decrease in interest bearing debt obligations.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue (Loss). Net loss increased for the year ended December 31, 2004 to $2.2 million compared to a loss of $1.0 million for the year ended December 31, 2003, due to increased losses from our investment in limited partnerships. Those losses were due primarily to costs associated with the debt refinancing by the Operating Partnership and Holdings during the reporting period. Our income from oil and gas operations declined to $8,772 from $10,274. We recognized losses of $23,824 and $22,960 related to our investment in Hueco for the years ended December 31, 2003 and 2004, respectively, and recognized income of $18,052 and $19,742 related to our investment in Trevino for the years ended December 31, 2003 and December 31, 2004, respectively.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from our operations and available funds from our parent, Nevada trio, Inc.

Cash Flows

We had cash flows used in operations of $234,350 and $115,331 in 2004 and 2005, respectively. The increase in cash flows was primarily due to increased revenues from our investment in limited partnerships.

Available Funds from Nevada Trio, Inc.

We anticipate having cash requirements for operations and debt service in excess of expected available funds in the amount of $120,000 through 2006, and a lower amount thereafter. Our parent, Nevada Trio, Inc., will provide or make available any necessary funds to meet our obligations.

Liquidity Resource Requirements

The following is a summary of our contractual obligations as of December 31, 2005:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (including interest)	$507,229	$106,992	$213,984	$186,253	$—

Total contractual obligations	$507,229	$106,992	$213,984	$186,253	$—

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

We are a guarantor on a full, joint and several and senior secured basis, of $250,000,000 aggregate principal amount of 9% Senior Secured Notes due 2012 and of $61,300,000 aggregate principal amount of Senior Secured Credit Facilities due 2008, which were issued by the Operating Partnership. Payments would be due if the Operating Partnership were to become insolvent and/or entered into default of any debt covenant or indenture. No collateral secures our guarantee.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as including those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. See Note 2 of notes to our financial statements included herein for additional discussion of these accounting policies. We believe that our estimates and assumptions are reasonable, based upon information presently available, however, actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaced the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Companies without publicly traded equity securities, such as the Company, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. We have adopted this revised Interpretation and concluded that we do not own interests in any entities that meet the consolidation requirements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which replaced Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting

Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This standard provides guidance on the accounting and reporting for accounting changes and correction of errors, requiring changes in accounting principles be recognized in a retrospective approach rather than treating them as cumulative effect of changes in accounting principle. The standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We have adopted this standard and do not believe that the adoption of this standard will have a significant impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2004 and 2005, the carrying amounts of certain financial instruments employed by us (including cash and cash equivalents, investment in affiliated entities, accounts payable, advances due from/amounts due to related party, and related party note payable) are representative of fair value because of the short-term maturity of these instruments.

The following table reflects the carrying amount and estimated fair value of our financial instruments, as of December 31:

	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt
Fixed rate	$504,603	$504,603	$430,590	$430,590
Average interest rate	7.0%	—	7.0%	—

Item 8. Financial Statements and Supplementary Data

PETRO, INC.

BALANCE SHEETS

	December 31, 2004	December 31, 2005
Assets

Cash and cash equivalents	$1,773	$—

Total current assets	1,773	—

Prepaid expenses	638	—
Advances due from related party	280,726	356,427
Investment in affiliated entities	548,586	530,626
Leasehold improvements, net	5,637	—

Total assets	$837,360	$887,053

Liabilities and Stockholder’s Deficit

Current portion of note payable - related party	$74,014	$79,364
Accounts payable and accrued expenses	1,000	28,183
Deferred revenue	7,500	—
Due to related party	659,144	845,849

Total current liabilities	741,658	953,396

Note payable - related party	430,589	351,226
Equity in partnership losses in excess of investment	7,890,088	7,251,232

Total liabilities	9,062,335	8,555,854

Stockholder’s deficit
Common stock, $.01 par value, 50,000,000 authorized, 99,500 shares issued and outstanding	995	995
Additional paid-in capital	13,395,970	13,395,970
Accumulated deficit	(21,621,940)	(21,065,766)

Total stockholder’s deficit	(8,224,975)	(7,668,801)

Total liabilities and stockholder’s deficit	$837,360	$887,053

See accompanying notes to financial statements.

PETRO, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Revenue (loss)
Oil and gas income	$10,274	$8,772	$21,720
Accrual of preferred return on mandatorily redeemable partnership interests	243,439	265,989	282,105
Income (loss) on investment in limited partnerships	(942,305)	(2,177,727)	495,475
Equity in net loss of affiliated entities	(5,772)	(3,218)	(17,960)
Other income	15,244	36,000	6,000

Total revenue (loss)	(679,120)	(1,870,184)	787,340

General and administrative expenses	295,302	258,477	110,708

Operating income (loss)	(974,422)	(2,128,661)	676,632

Interest income - related party	8,188	13,464	12,081
Interest expense - related party	(42,619)	(37,967)	(32,978)

Income (loss) before taxes	(1,008,853)	(2,153,164)	655,735
Income tax expense	—	—	24,550
Net income (loss)	$(1,008,853)	$(2,153,164)	$631,185

See accompanying notes to financial statements.

PETRO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

AND COMPREHENSIVE INCOME (LOSS)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2002		$995	$13,395,970	$(17,889,079)	$(57,096)	$(4,549,210)

Net loss	(1,008,853)	—	—	(1,008,853)	—	(1,008,853)
Activity from PSC Holdings, LP:
Comprehensive loss - net unrealized changes in cash flow hedging derivative	57,096				57,096	57,096
Accrual of preferred return on mandatorily redeemable partnership interests				(492,307)		(492,307)
Partner’s minimum tax distributions				(2,653)		(2,653)

Comprehensive loss	$(951,757)

Balances, December 31, 2003		$995	$13,395,970	$(19,392,892)	$—	$(5,995,927)

Net loss	(2,153,164)	—	—	(2,153,164)	—	(2,153,164)
Activity from PSC Holdings, LP:
Accrual of preferred return on mandatorily redeemable partnership interests				(76,794)		(76,794)
Partner’s minimum tax distributions				910		910

Comprehensive loss	$(2,153,164)

Balances, December 31, 2004		$995	$13,395,970	$(21,621,940)	$—	$(8,224,975)

Net income	631,185	—	—	631,185	—	631,185
Activity from PSC Holdings, LP:
Accrual of preferred return on mandatorily redeemable partnership interests				(75,011)		(75,011)

Comprehensive income	$631,185

Balances, December 31, 2005		$995	$13,395,970	$(21,065,766)	$—	$(7,668,801)

See accompanying notes to financial statements.

PETRO, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Cash flows from operating activities:
Net income (loss)	$(1,008,853)	$(2,153,164)	$631,185
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net loss of affiliated entities	5,772	3,218	17,960
Income (loss) on investment in limited partnerships	942,305	2,177,727	(495,475)
Interest recorded on accrual of redeemable shares and preferred shares	(243,439)	(265,989)	(282,105)
Depreciation expense	5,639	22,557	5,637
Increase (decrease) from changes in:
Prepaid assets	—	(638)	638
Advances due from related party	(8,188)	(13,462)	(11,988)
Accounts payable and accrued expenses	(8,707)	(10,599)	26,317
Deferred revenue	1,500	6,000	(7,500)

Net cash used in operating activities	(313,971)	(234,350)	(115,331)

Cash flows from investing activities:
Additions to leasehold improvements	(33,834)	—	—
Partnership withdrawal	28,500	30,166	—

Net cash provided by (used in) investing activities	(5,334)	30,166	—

Cash flows from financing activities:
Intercompany advances	401,319	253,074	186,705
Change in book cash overdraft	—	—	866
Principal payments on related party notes payable	(64,371)	(69,024)	(74,013)

Net cash provided by financing activities	336,948	184,050	113,558

Net increase (decrease) in cash and cash equivalents	17,643	(20,134)	(1,773)

Cash and cash equivalents, beginning of period	4,264	21,907	1,773

Cash and cash equivalents, end of period	$21,907	$1,773	$—

Supplemental schedule of non-cash investing and financing activities:
Interest paid during the period	$42,619	$37,967	$32,978

Activity from investment in limited partnership recorded directly to retained earnings	$437,864	$75,884	$75,011

See accompanying notes to financial statements.

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Company Formation and Description of Business

Petro, Inc. (the “Company”) owns investments in certain oil and gas operations and real estate joint ventures located in the Southwest United States. In addition, the Company owns an interest in Petro Stopping Centers Holdings, L.P. (“Holdings”), a Delaware limited partnership, which, in turn, owns Petro Stopping Centers, L.P. (the “Operating Partnership”), an operating partnership that operates a nationwide network of truck stopping centers. The Company is a wholly owned subsidiary of Nevada Trio, Inc.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties and all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Cash equivalents at December 31, 2004 totaled $1,773. As of December 31, 2005, the Company had no cash and cash equivalents.

Investments

A 20% interest in Hueco Mountain Estates, Inc. (“Hueco”), a 10% interest in Trevino Properties (“Trevino”), a 0.25% general partner interest in the Operating Partnership, and 12.1% general and limited partner interests in Holdings are accounted for using the equity method. The equity method of accounting is used since the ability to exercise significant influence over these entities exists due to the material related party ownership interests in these entities. Trevino is a joint venture in the form of a general partnership.

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

Leasehold improvements

Leasehold improvements were stated at acquisition cost. Depreciation is computed by the straight-line method. Improvements to leased property are depreciated over the lesser of the life of the lease or life of the improvements.

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

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

(3) Financial Results and Liquidity

The Company incurred net losses of $1,008,853 and $2,153,164 for the years ended December 31, 2003 and 2004, respectively, and net income of $631,185 for the year ended December 31, 2005. Despite the losses in 2003 and 2004, the Company was able to secure operating capital from affiliates. The affiliates have indicated their commitment to provide additional funding for the Company sufficient to satisfy current and future obligations, on an as-needed basis, at least through December 31, 2006.

(4) Advances Due From Related Party

The Company has a receivable due from J.A. Cardwell in the amount of $280,726 and $292,714 at December 31, 2004 and 2005, respectively. The balance due is related to cash advances made in prior years, and includes interest at the applicable federal rate. The interest rate at December 31, 2005 was 4.40%. Additionally, 2005 includes $63,713 related to Holdings’ 2005 tax distribution of $63,713.

(5) Investments in Affiliated Entities

Hueco Mountain Estates, Inc. (Income Tax Basis)

The Company owns approximately 20% of the common stock of Hueco. The following is a summary of the condensed financial position and results of operations of Hueco, an unconsolidated subsidiary as of and for the fiscal years ended July 31, 2004 and 2005.

	2004	2005
Total assets	$2,913,528	$2,862,224
Total liabilities	606,410	632,637

Net assets	$2,307,118	$2,229,587

Revenues	$352,225	$402,195
Expenses	469,576	479,726

Net loss from operations	$(117,351)	$(77,531)

The Company’s equity investment in Hueco at December 31, 2004 and 2005 is summarized below:

	2004	2005
Investment in unconsolidated subsidiary at January 1	$464,475	$441,515
Equity in loss of subsidiary	(22,960)	(15,506)

Investment in unconsolidated subsidiary at December 31	$441,515	$426,009

Trevino Properties (Income Tax Basis)

The Company owns a 10% partnership interest in Trevino. The following is a summary of the condensed financial position and results of operations of the partnership (unincorporated real estate joint venture) accounted for on the equity method as of and for the years ended December 31, 2004, and 2005.

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

	2004	2005
Current assets	$45,762	$21,331
Land inventory	1,088,465	1,153,935

Total assets	$1,134,227	$1,175,266

Current liabilities	$26,182	$26,296
Partner’s equity	1,108,045	1,148,970

Total liabilities and partner’s equity	$1,134,227	$1,175,266

Net income (loss)	$195,865	$(24,544)

The Company’s equity investment in Trevino at December 31, 2004 and 2005 is summarized below:

	2004	2005
Trevino Properties	$107,071	$104,617

Ownership interest	10.00%	10.00%

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

The mandatorily redeemable preferred partnership interests are entitled to cumulative preferred returns of 8% and are subject to mandatory redemption in October 2008. The preferred returns accrue, but are only payable in cash if permitted by the Operating Partnership’s and Holding’s then existing debt instruments. At December 31, 2004 and 2005, the Company had accrued preferred returns on the mandatorily redeemable preferred partnership interests amounting to $1,614,672 and $1,899,463, respectively.

In early 2004, the Operating Partnership and Holdings completed their 2004 Refinancing Transactions in which both companies refinanced substantially all of their existing indebtedness.

Following is a summary of the financial position of Holdings as of December 31, 2004 and 2005:

	2004	2005
Assets	$327,778,000	$374,678,000
Liabilities	(406,373,000)	(450,087,000)
Mandatorily redeemable preferred partnership interests	(5,000,000)	(5,000,000)

Partners’ deficit	$(83,595,000)	$(80,409,000)

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

The Company’s equity investment in the partnership for the years ending December 31, 2004 and 2005 is summarized below:

	2004	2005
General partner interest in total deficit	$(1,778,121)	$(1,741,722)
Limited partner interest in total deficit	(9,404,800)	(9,117,583)
Minority interest in partnership’s total deficit	(199,922)	(166,787)
Interest in mandatorily redeemable preferred partnership interests	3,492,755	3,774,860

Equity in partnership losses in excess of investment	$(7,890,088)	$(7,251,232)

(7) Leasehold Improvements

Leasehold improvements consisted of the following at December 31, 2004:

	Estimated Life in Months	2004
Leasehold improvements	18	$53,273
Less: accumulated depreciation		47,636

		$5,637

The Company had no leasehold improvements as of December 31, 2005.

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

The following summarizes amounts due from and to related parties at December 31, 2004 and 2005:

	2004	2005
Intercompany payables:
C & R Distributing, Inc.	$659,144	$845,849

Note payable – intercompany:
Note payable due to C & R Distributing, Inc., dated August 31, 1998, in an original amount of $1,150,000, payable in monthly installments of $8,916, including interest at 7%. The note, which is unsecured, matures August 31, 2010.	$504,603	$430,590

Less: current portion	74,014	79,364

Long-term portion	$430,589	$351,226

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

The aggregate minimum principal maturities of the note payable for each of the five years following December 31, 2005 are as follows:

2006	$79,364
2007	85,102
2008	91,254
2009	97,851
2010	77,019

$430,590

The following summarizes the income earned and expenses incurred with related parties for each of the years ended December 31, 2003, 2004, and 2005:

	2003	2004	2005
Income
Interest – J.A. Cardwell	$8,188	$13,464	$12,081
Interest – Holdings	243,439	265,989	282,105

	$251,627	$279,453	$294,186

Expenses
Interest - C & R Distributing, Inc.	$42,619	$37,967	$32,978
Management fees - C & R Distributing, Inc.	6,000	6,000	9,300
Bank fees and insurance	969	776	623

	$49,588	$44,743	$42,901

(9) Income Taxes

The tax effects of the primary temporary differences that give rise to the Company’s deferred tax assets as of December 31, 2004 and 2005 are as follows:

	2004	2005
Deferred tax assets:
Investments in limited partnerships	$3,454,152	$3,667,649
Net operating loss carryforward	2,279,964	1,882,782
Alternative minimum tax carryforwards	891,584	931,547
General business credits from limited partnerships	306,574	357,043
Other	14,220	15,372

Total deferred tax assets	6,946,467	6,854,393
Valuation allowance	(6,946,467)	(6,854,393)

Net deferred tax assets	$—	$—

Management of the Company does not believe that it is more likely than not that these deferred tax assets will be realized and therefore has provided a valuation allowance for the entire balance as of December 31, 2004 and 2005. No tax related amounts were due to or from affiliated entities at December 31, 2004 and 2005.

At the end of 2005, $1,882,782 of the Company’s gross deferred tax assets arise from net operating loss carry-forwards which will expire if not utilized by various dates ranging from 2011 to 2024. At the end of 2005, there was $357,043 of general business credits that will expire if not used by various dates ranging from 2018 to 2024. Also, at the end of 2005, the Company had $931,547 of minimum tax credits that may be carried forward indefinitely as a credit against regular tax.

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

The actual income tax benefit for the year ended December 31, 2004 and 2005 differs from the expected income tax benefit computed by applying the U.S. federal income tax rate of 34.0% as follows:

	2004	2005
Rate reconciliation:
Income (loss) before income taxes	$(2,153,164)	$655,735

Tax expense (benefit) at statutory rate (34.0%)	(732,076)	222,950
Change in valuation allowance	787,160	(92,074)
Tax credits from limited partnerships	(90,809)	(46,980)
Other	35,725	(59,346)

Total tax expense	$—	$24,550

For the years ended December 31, 2003 and 2004, there were no current or deferred income tax expense. For the year ended December 31, 2005, there was no deferred tax expense and the only current expense is the result of the alternative minimum tax expense.

(10) Operating Lease

The Company leased commercial rental space under an operating lease based on a fixed charge which expired in 2005. Total rent expense amounted to $150,000 and $37,500 for the years ending December 31, 2004 and 2005, respectively.

(11) Commitments and Contingencies

The Company is involved in various litigation incidental to its business for which an estimate of the possible loss or range of loss cannot be made at this time. In the opinion of management, such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

The Company is a guarantor on a full, joint and several and senior secured basis, of $255,000,000 aggregate principal amount of 9% Senior Secured Notes due 2012 and of $61,300,000 aggregate principal amount of Senior Secured Credit Facilities due 2008, which were issued by the Operating Partnership. Payments would be due if the Operating Partnership were to become insolvent and/or entered into default of any debt covenant or indenture. No collateral secures the Company’s guarantee.

(12) Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which replaces the original Interpretation No. 46 issued in January 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. Non-public companies, such as the Company, must apply the revised Interpretation immediately to all entities created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after December 15, 2004. Management has adopted this revised Interpretation and concluded that it did not own interest in any entities that meet the consolidation requirements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which replaced Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This standard provides guidance on the accounting and reporting for accounting changes and correction of errors, requiring changes in accounting principles be recognized in a retrospective approach rather than treating them as cumulative effect of changes in accounting principle. The standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management has adopted this standard and does not believe that the adaptation of this standard will have a significant impact on the Company’s financial position or results of operations.

(continued)

PETRO, INC.

NOTES TO FINANCIAL STATEMENTS

(13) Selected Quarterly Financial Data (unaudited)

2004	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Revenue (loss)	$(2,359,620	)(1)	$(43,465)	$227,020	$305,881
Operating income (loss)	(2,421,311	)(1)	(101,009)	157,936	235,723
Net income (loss)	(2,427,435	)(1)	(106,377)	152,453	228,195

2005	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Revenue (loss)	$(158,636)		$116,841	$377,210	$451,925
Operating income (loss)	(220,290)		103,665	367,262	425,995
Net income (loss)	(226,102)		98,283	362,192	396,812

(1)	Loss primarily due to the loss on retirement of debt and related debt restructuring costs as part of the Operating Partnership and Holding’s 2004 Refinancing Transactions.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Petro, Inc.:

We have audited the accompanying balance sheets of Petro, Inc. as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholder’s deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petro, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

El Paso, Texas

March 29, 2006

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2005, we completed an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us that is required to be included in our periodic Securities and Exchange Commission filings.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following sets forth certain information as of February 1, 2006, with respect to the persons who are members of the Board of Directors and senior management team of the Company. All directors hold office until death, resignation, or removal.

Name	Age	Position
J.A. Cardwell, Sr.	73	President, Chief Executive Officer, and Director
James A. Cardwell, Jr.	45	Chief Financial Officer, Treasurer, and Director
Martha E. Cardwell	73	Secretary and Director
James M. Singleton	63	Vice President

Audit Committee Financial Expert

We have not established an audit committee because we are a wholly owned subsidiary of a non-public entity. Considering the size of our Company and its level of business activity, it is management’s judgment that an audit committee is not warranted.

Code of Ethics

We have not adopted a Code of Ethics for our President and Chief Executive Officer and Chief Financial Officer and Treasurer because we are a wholly owned subsidiary of a non-public entity. Considering the size of our Company and its level of business activity, it is management’s judgment that adoption of a Code of Ethics is not warranted.

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

We believe that all of our existing related-party transactions are on terms comparable to those that could have been received in an arms’-length transaction. Activity with these related entities is summarized below.

The following summarizes amounts due from and to related parties at December 31, 2004 and 2005:

	2004	2005
Intercompany payables:
C & R Distributing, Inc.	$659,144	$845,849

Note payable – intercompany:
Note payable due to C & R Distributing, Inc., dated August 31, 1998, in an original amount of $1,150,000, payable in monthly installments of $8,916, including interest at 7%. The note, which is unsecured, matures August 31, 2010.	$504,603	$430,590
Less: current portion	74,014	79,364

Long-term portion	$430,589	$351,226

The following summarizes the income and expenses incurred with related parties for each of the years ended December 31, 2003, 2004, and 2005:

	2003	2004	2005
Income
Interest – J.A. Cardwell	$8,188	$13,464	$12,081
Interest – Holdings	243,439	265,989	282,105

	$251,627	$279,453	$294,186

Expenses
Interest - C & R Distributing, Inc.	$42,619	$37,967	$32,978
Management fees - C & R Distributing, Inc.	6,000	6,000	9,300
Bank fees and insurance	969	776	623

	$49,588	$44,743	$42,901

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

We are a guarantor on a full, joint and several and senior secured basis, of $250,000,000 aggregate principal amount of 9% Senior Secured Notes due 2012 and of $61,300,000 aggregate principal amount of Senior Secured Credit Facilities due 2008, which were issued by the Operating Partnership. Payments would be due if the Operating Partnership were to become insolvent and/or entered into default of any debt covenant or indenture. No collateral secures our guarantee.

Item 14. Principal Accounting Fees and Services

Audit Fees. Due to the requirement for audited financial statements and notes during 2004 and 2005, the related audit fees billed by KPMG LLP were approximately $22,500 and $25,000 for the years ended December 31, 2004 and 2005, respectively, all of which were paid by the Operating Partnership.

Audit-Related Fees. There were no audit-related fees billed by KPMG LLP for the years ended December 31, 2004 and 2005.

Tax Fees. There were no tax fees billed by KPMG LLP for the years ended December 31, 2004 and 2005.

All Other Fees. There were no other fees billed by KPMG LLP for the years ended December 31, 2004 and 2005.

Pre-approval Policies and Procedures. As the Company does not have an audit committee, there are no policies and procedures of such a committee to be disclosed.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

1.	Financial statements

The following financial statements of the Company are included in Part II, Item 8 of this report:

2.	Financial statement schedules and supplementary information required to be submitted.

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

3.	and (b) Exhibits

Incorporated herein by reference is a list of Exhibits contained on the Exhibit Index on page 25 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO, INC.
(Registrant)

By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr.
President and Chief Executive Officer
(On behalf of the Registrant and as Registrant’s Principal Executive Officer)

Date: March 30, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J.A. Cardwell, Sr.	President and Chief Executive Officer	March 30, 2006
(J.A. Cardwell, Sr.)	(Principal Executive Officer and Director)

/s/ James A. Cardwell, Jr.	Chief Financial Officer and Treasurer	March 30, 2006
(James A. Cardwell, Jr.)	(Principal Financial and Chief Accounting Officer and Director)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send an annual report or proxy materials to its stockholder.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1*	President and Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Chief Financial Officer and Treasurer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith